Form 10-Q/A
period 2017-05-31
Mikrocoze Inc.
filed 2017-08-24
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

Commission File Number 333-216292

MIKROCOZE INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3599639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 Crossways Blvd., Suite 250, Chesapeake, Virginia, 23320-0210

(Address of principal executive offices)(Zip Code)

(800) 542-8715

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Mikrocoze Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2017, filed with the Securities and Exchange Commission on July 14, 2017 (the “Form 10-Q”), is solely to correct the Company’s Commission File Number; I.R.S. Employer Identification No.; Address of principal executive offices and Registrant’s telephone number which were incorrectly stated in error.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files***

______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** Previously filed

3

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIKROCOZE INC.
(Registrant)

Date: August 24, 2017	By:	/s/ Sukmanjit Singh
Sukmanjit Singh President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

4