Form 10-Q
period 2017-08-31
Mikrocoze Inc.
filed 2017-10-23
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

As of October 20, 2017, there were 9,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MIKROCOZE INC.

FINANCIAL STATEMENTS

August 31, 2017

MIKROCOZE INC.

CONDENSED BALANCE SHEETS

	August 31, 2017	November 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$249	$9,020
Due from related party	13,500	-

TOTAL CURRENT ASSETS	$13,749	$9,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to related party	$8,150	$1,961
Accounts payable	645	-

TOTAL LIABILITIES	8,795	1,961

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value	-	-
Issued and outstanding
9,000,000 shares of common stock	9,000	9,000
Subscription payable	13,500
Accumulated deficit	(17,546)	(1,941)

TOTAL STOCKHOLDERS’ EQUITY	4,954	7,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,749	$9,020

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2017	From inception (August 17, 2016) to August 31, 2016	Nine months ended August 31, 2017

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	$3,880	$1,517	$15,605

TOTAL OPERATING EXPENSES	(3,880)	(1,517)	(15,605)

NET LOSS	(3,880)	(1,517)	(15,605)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	9,000,000	-	9,000,000

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended August 31, 2017	From inception (August 17, 2016) to August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,605)	$(1,517)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Expenses paid by related party	6,189	1,450
Changes in operating assets and liabilities
Accounts payable	645	87

NET CASH USED IN OPERATING ACTIVITIES	(8,771)	20

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(8,771)	20

CASH, BEGINNING OF PERIOD	9,020	-

CASH, END OF PERIOD	$249	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period

Interest	$-	$-
Income tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription payable for proceeds held in trust by an officer	$13,500	$-

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC. NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $17,546. As at August 31, 2017, the Company has a working capital of $4,954. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2017, the Company has issued 9,000,000 founders shares at $0.001 per share for net proceeds of $9,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2016 included in the Company’s year-end financial statements on Form S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017.

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

MIKROCOZE INC. NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2017 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses on the statement of operations.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of August 31, 2017, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

MIKROCOZE INC. NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2017 (Unaudited)

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On November 16, 2016, the Company issued 9,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $9,000.

Between August 8 and August 23, 2017 the Company sold 450,000 shares of its common stock at $0.03 for $13,500 net proceeds to the Company. As of August 31, 2017 the Company had not issued these shares. This is reflected on the balance sheet as subscription payable. See also Note 4.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2017, the Company consummated a private placement as a result of which $13,500 was raised through the purchase of 450,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of August 31, 2017, the funds were still held in this account.

During the period ended August 31, 2017, the CEO paid expenses of $6,189 on behalf of the Company. The total amount owed to the CEO as of August 31, 2017 is $8,150. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended August 31, 2017 we had no revenue. Expenses for the three month period ended August 31, 2017 totaled $3,880 resulting in a net loss of $3,880. The net loss for the three month period ended August 31, 2017 is a result of general and administrative expense of $3,880 comprised primarily of professional fees of $2,500; filing fees of $1,350; bank service charges of $47 and a foreign exchange gain of $17.

For the period from inception (August 17, 2016) to August 31, 2016 we had no revenue. Expenses for the from inception (August 17, 2016) to August 31, 2016 totaled $1,517 resulting in a net loss of $1,517. The net loss for the period from inception (August 17, 2016) to August 31, 2016 is a result of general and administrative expense of $1,517 comprised primarily of filing fees of $1,430 and rent expenses of $87.

For the nine month period ended August 31, 2017 we had no revenue. Expenses for the nine month period ended August 31, 2017 totaled $15,605 resulting in a net loss of $15,605. The net loss for the nine month period ended August 31, 2017 is a result of general and administrative expense of $15,605 comprised primarily of professional fees of $13,000; filing fees of $2,370; rent expenses of $70; telephone expenses of $19; bank service charges of $163 and a foreign exchange gain of $17.

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

As of August 31, 2017, we had $279 in cash and $13,500 due from a related party as compared to $9,020 in cash and nil due from a related party at November 30, 2016. Total liabilities for the period ended August 31, 2017, were $8,795 compared to $1,961 in total liabilities at November 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of August 31, 2017, the Company owed $8,150 (November 30, 2016 $1,961) to its Chief Executive Officer. During the nine month period ended August 31, 2017, the CEO paid expenses of $6,189 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

We anticipate implementing our operational plans as outlined in the Company’s S-1 filing beginning in the preceding quarter.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIKROCROZE INC. (Registrant)

Date: October 20, 2017	By:	/s/ Sukmanjit Singh
Sukmanjit Singh
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

