Form 10-K
period 2017-11-30
Mikrocoze Inc.
filed 2018-03-14
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended November 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to ________

Commission File No. 333-216292

MIKROCOZE INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3599639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 Crossways Blvd., Suite 250, Chesapeake, Virginia, 23320-0210

(Address of principal executive offices, Zip Code)

(800) 542-8715

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock,

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of March 14, 2018 the Company has 75,000,000 shares of common stock issued and outstanding

MIKROCOZE INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Mikrocoze Inc..”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

We are an early stage company with the intention to engage in the business of designing, manufacturing and selling a line of well-designed micro-furniture that will transform any small space, particularly apartments and condominiums into beautiful functional spaces. We will endeavor to assist each customer in making every square foot of their space highly functional and attractive by presenting them with a proposed extensive collection of transforming designed to maximize any small space. We currently have no products; however we have entered into a Master Manufacturing Agreement (“Agreement”) with, New Bharat Furniture House, located in Amritsar, India to produce our proposed line of micro-furniture. Mikrocoze entered into the Agreement on January 7, 2017 . The term of the Agreement is for 5 years. There are no minimum purchases and Bharat Furniture will produce proposed micro-furniture products under the specification provided by Mikrocoze. Refer to a copy of Agreement in the Exhibit section of this offering.

Furniture sales in the United States have proven to be significant and are deemed to be a necessity of the majority of households. However, as home prices and density have increased, particularly in the large urban centers, a new wave of demand has been created for micro-style furniture to accommodate the smaller living spaces now being built. The affordability factors for home purchases and subsequently, furnishings these homes have left a hole in the furniture market that will attempt to fill.

Our revenue streams will be each of our offered products that include; Wall beds, Convertible beds, Transforming tables, Company seating solutions, Storage solutions, Desks and work spaces and Wardrobe and closet solutions. We intend to develop strategic partnerships with each revenue stream to enhance our online sales. For example, we will partner with bedding and duvet companies to expand our customer base for beds.There is no need for the Company to purchase or otherwise obtain special equipment to manufacture. The Mikrocoze Inc. plans to sell its proposed furniture line in easily assembled packaging and shipping product directly from the manufacturer and eventually setup a distribution center in the United States.

During the next 12 - 14 months, Mikrocoze Inc. intends on developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin attempting to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore the northeastern part of the United States is the ideal location to market the initial business and proposed product.

There is the likelihood that we may never be able to successfully market our micro-furniture products that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Subsequent to the period the Company entered into a three-year distribution agreement with Lighthammer Consulting Ltd. Whereby Lighthammer will store and ship product from their warehouse facility.

Product

Mikrocoze Inc. is orgznized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet. Our web site is www.microcozeinc.com.

Corporate History

Mikrocoze Inc. was incorporated on August 17, 2016 under the laws of the State of Nevada. Sukhmanjit Singh has served as President and Chief Executive Officer, and Secretary of our company from August 17, 2016 to the current date. No person other than Mr. Singh has acted as a promoter of Mikrocoze Inc. since our inception.

Recent Developments

Capital Stock

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. On October 27, 2017, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On November 16, 2016, the Company issued 450,000,000 common shares at $0.00002 per share (9,000,000 common shares at $0.001-pre-spit) to the sole director and President of the Company for cash proceeds of $9,000.

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share (500,000 common shares at $0.03- pre-split) for $15,000 net proceeds to the Company. As of December 31, 2017, $2,144 from these stock subscriptions remained in an Indian bank account, controlled by the Company's CEO. This amount is reported as a 'subscription receivable from officer' on the balance sheet. The full amount was received into the Company's US bank account prior to issuing these financial statements.

On October 27, 2017, the founding shareholder returned 400,000,000 (8,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

Industry Analysis/Competition

Market Analysis

Statistics and facts on Furniture Retail in the U.S.

(http://www.statista.com/topics/1136/us-furniture-retail/- please note that the information that can be assessed through this website is not part of the prospectus)

Furniture retail in the United States is a very important aspect for the country’s economy. The global home goods industry refers to the manufacture, distribution and retail of home furniture, household decorative accessories, soft furnishings (draperies and curtains), appliances, cookware and gardening equipment. During the economic recession, the industry was negatively impacted as consumers cut back on non-essential spending, putting off home improvement projects due to lower disposable income. Furniture and home furnishings stores generated about 101.41 billion U.S. dollars-worth of sales in 2013.

Home ownership, another important factor contributing to home goods demand is increasing as employment levels rebound. As consumer demand for high-end home goods increases, companies are focusing on high-quality goods to fare better against mass-merchandise outfits. Furniture, lighting and home decor products generated about 80.19 billion U.S. dollars in retail sales, while the U.S. tabletop industry generated approximately 73 million U.S. dollars from sterling silver flatware alone in 2012. Industry players have begun to collaborate with fashion designers in order to give their crystal ware, flatware and dinnerware product lines added style. Over the years to come, leading players in the U.S. retail furniture industry are likely to concentrate their efforts on product innovation and environmentally friendly business practices, goods and packaging. Demand will continue to rise as the housing sector recovers, with rising affluence in specific demographics such as aging baby boomers driving demand for certain products.

Furniture sales in the US have proven to be significant and are deemed to be a necessity of the majority of households.

However, as home prices and density have increased, a new wave of demand has been created for micro-style furniture to accommodate the smaller living spaces now being built. The affordability factors for home purchases and subsequently, furnishing these homes has left a hole in the furniture market that we intend to fill.

The statistics (http://www.statista.com/statistics/241753/revenue-of-the-us-apartment-and-condominium-construction-industry/- please note that the information that can be assessed through this website is not part of the prospectus . ) shows the revenue of the apartment and condominium construction industry in the United States between 2003 and 2017. In 2015, this industry is expected to generate annual revenue of around 38.51 billion U.S. dollars.

Competition

The furniture manufacture and retail industry is highly competitive with estimated sales in the United States of 90 billion dollars. There are hundreds of furniture retailers in the United States with sales of the top 100 accounting for approximately 69% of all sales. The larger companies, such as IKEA, Ashley Furniture and Williams- Sonoma and most of our competitors are more experienced, have vastly greater financial and management resources and have more established proprietary trademarks and distribution networks than we do. On a national basis, we would compete with large furniture companies, such as IKEA and Ashley Furniture and direct micro furniture competitors Resource Furniture and Matroshka Furniture. Other brands include Williams-Sonoma, Ethan Allen, Laz-Boy Furniture Galleries, Wayfair, Pier 1 Imports and Crate & Barrel to name a few. Competition for market share in the furniture industry is very competitive; however, the industry does currently operate with reasonable margins. The margins also depend on a distribution network and are expected by us to increase significantly in the future from a variety of companies in the general furniture industry. These and other competitors are likely to have distribution channels for their products that we do not have, which places us at a significant disadvantage. While there are many other furniture companies that have limited micro-type furniture pieces, we do not see them as direct competition as it is our intention to exclusively sell micro-furniture.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed mikro-furniture.

Employees

As of November 30, 2017, other than its current president, Mr. Sukhmanjit Singh there are no other employees at this time.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended November 30, 2017 and 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

We are an early stage company with the intention to engage in the business of designing, manufacturing and selling a line of well-designed micro-furniture that will transform any small space, particularly apartments and condominiums into beautiful functional spaces. We will endeavor to assist each customer in making every square foot of their space highly functional and attractive by presenting them with a proposed extensive collection of transforming designed to maximize any small space. We currently have no products; however we have entered into a Master Manufacturing Agreement (“Agreement”) with, New Bharat Furniture House, located in Amritsar, India to produce our proposed line of micro-furniture. Mikrocoze entered into the Agreement on January 7, 2017 . The term of the Agreement is for 5 years. There are no minimum purchases and Bharat Furniture will produce proposed micro-furniture products under the specification provided by Mikrocoze.

Furniture sales in the United States have proven to be significant and are deemed to be a necessity of the majority of households. However, as home prices and density have increased, particularly in the large urban centers, a new wave of demand has been created for micro-style furniture to accommodate the smaller living spaces now being built. The affordability factors for home purchases and subsequently, furnishings these homes have left a hole in the furniture market that will attempt to fill.

Our revenue streams will be each of our offered products that include; Wall beds, Convertible beds, Transforming tables, Company seating solutions, Storage solutions, Desks and work spaces and Wardrobe and closet solutions. We intend to develop strategic partnerships with each revenue stream to enhance our online sales. For example, we will partner with bedding and duvet companies to expand our customer base for beds. There is no need for the Company to purchase or otherwise obtain special equipment to manufacture. The Mikrocoze Inc. plans to sell its proposed furniture line in easily assembled packaging and shipping product directly from the manufacturer and eventually setup a distribution center in the United States.

During the next 12 - 14 months, Mikrocoze Inc. intends on developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin attempting to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore the northeastern part of the United States is the ideal location to market the initial business and proposed product.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operations

Our cash balance was $1,086 as of November 30, 2017 and $9,020 as of November 30, 2016. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Sukhmanjit Singh , our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Singh, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated no revenue to date.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin selling our proposed micro-furniture line. There is no assurance we will ever reach that stage.

Our plan of operation is divided into three phases, as follows: (I) further our business relationship with the furniture manufacturer we have identified and entered Master Manufacturing Agreement; and run an initial production for testing and marketing purposes while we conduct marketing studies, and begin to initiate traditional and social media marketing, in order to generate interest in Mikrocoze’s proposed products., (II) negotiate and enter into an licensing agreement with a third party home design software firm that will enable our customers to design and create high quality 2D and 3D floor plans and experiment with our proposed products and color and textures to design their space. Complete an upgrade to our website to incorporate our proposed products and tools to assist customers in their planning. Locate and engage a marketing firm to assist in traditional and well as social media marketing; (III) expand our proposed operations through-out major cities such as New York, Chicago and Los Angeles and nationally, where small housing/apartment living is becoming more prevalent and establish a distribution center in the northeast of the United States. Begin traditional advertising in radio, television and print media. (IV) establish a national and possibly international distributor network and team, with possibly production facilities with multiple manufacturers’ agreements. While we have identified our first manufacturer (New Bharat Furniture House) and entered into a Master Manufacturing Agreement on January 4, 2017; we have not yet to identify a marketing firm to assistant in the launched of our proposed micro furniture line. We have not yet commenced any production or activities but expected to produce some prototypes of the micro furniture within the next six months.

Within the next 12 -14 months Mikrocoze Inc. intends to begin to manufacture and sell the Mikrocoze Inc. branded well-designed furniture that will transform any small space, particularly apartments and condos into beautiful and functional spaces. throughout the larger centers where micro living spaces are becoming more prevalent, such as New York, Los Angeles, Boston and Chicago primarily via our website, and eventually offer our products to other on-line furniture retailer such as Wayfair.com.

Our plan of operation for the twelve months following the date of this prospectus is to (i) complete Phase I of our program, which is to further develop our a business relationship with the our furniture manufacture, New Bharat Furniture House , and run an initial production for marketing and testing purposes while we conduct marketing studies, and begin to initiate traditional and social media marketing in order to generate interest in Mikrocoze’s proposed furniture line; and (ii) negotiate and enter into an licensing agreement with a third party home design software firm that will enable our customers to design and create high quality 2D and 3D floor plans and to allow potential customers to experiment with our proposed products and color and textures to design their space. Complete an upgrade to our website to incorporate our proposed products and tools to assist customers in their planning begin. Identify a marketing firm to assist in marketing our proposed product line via traditional radio, print, television and social media. In order to execute Phases I and II of our development program as outlined below, we anticipate spending $500,000 on program development, professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phases I and II of our development program. Total expenditures over the next 12 - 14 months are therefore expected to be approximately $500,000. If we experience a shortage of funds prior to funding during the next 12 -14 months, we may utilize funds from Mr. Singh, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed. If we receive only nominal funds from this offering, we plan to operate on a limited basis for the limited purpose of meeting our reporting obligations to the Securities and Exchange Commission. No such plan exists at this time in case of such contingency, and we cannot guarantee we would be able to raise additional funding if only nominal funding is obtained from this offering.

If we are successful in raising the funds from this offering, we plan to commence activities to raise the $350,000 in funds required for Phase II of the development program in December of 2018. We expect this phase to take 120 - 180 days to complete and an additional 9 to 12 months for marketing and market acceptance. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I and or II of the development program since we currently have no plan in place to raise these funds. We plan to raise the additional funding for Phase I and Phase II by way of a private debt or equity financing, but have not commenced any activities to raise such funds.

The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced with any activities or operations of any phase of our development program.

Following Phase I of the development program, if it proves successful, in that the Company is actively manufacturing its proposed micro-furniture, and initial market research and event activities are completed, we intend to finance Phase II of our development program. Phase II negotiate and enter into an licensing agreement with a third party home design software firm that will enable our customers to design and create high quality 2D and 3D floor plans and to allow potential customers to experiment with our proposed products and color and textures to design their space. Complete an upgrade to our website to incorporate our proposed products and tools to assist customers in their planning begin. The estimated cost of Phase II is $350,000 and is anticipated take approximately 9 to 12 months to complete. As with Phase I, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase II of our development program. We plan to raise the additional funding for Phase II by way of a private debt or equity financing, but have not commenced any activities to raise such funds.

Following Phase II of the development program, if it proves successful, in that we successfully negotiate a third party licensing agreement with a third part home design software firm and upgrade our website with additional design tools and expand our inventory and marketing activities, we intend to proceed with Phase III of our development program if we are able to raise the funds necessary. Phase III is to will be focused on expanding our marketing footprint via traditional media such as radio, television and print. Also expand our social media presence. This will require the Company hiring outside third party marketing firms to assist in developing a marketing strategy for Mikrocoze. At this point we expect our sales will have reached critical mass and our contracts and commitments will require the company carrying significant inventory and setting up a distribution facility in northeastern United States and to meet production and supply ratios on a domestic level, in addition, we would expand operations throughout the major urban center within the United States, which increases the marketing costs and management of the various distribution channels. The estimated cost of Phase III is between $1,000,000 and $1,500,000 dependent on the number of agreements and required inventory, and is estimated to take approximately 12 months to complete. As with Phases I and II, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase III of the development program, and we have no current plans on how to raise the additional funding.

Subject to financing, we anticipate commencing Phase III of our development program in July 2019, depending on whether Phase II proves successful in negotiating and entering into supply agreements with retail businesses, merchandisers, and distributors. As with Phases I and II, we will require additional funding to proceed with Phase III, we have no current plans on how to raise the additional funding, though we believe that if we must first successfully negotiate and enter into supply agreements with retail businesses, merchandisers, and distributors, as planned for Phase III, in order to successfully commence financing activities for Phase IV, which is to establish a national and possibly international distributor network and team, with possibly production facilities or multiple co-packer agreements.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended November 30, 2017 and November 30, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended November 30, 2017 compared to the Fiscal Year Ended November 30, 2016

We did not earn any revenues from August 17, 2016 (inception) to November 30, 2017.

Expenses for the year ended November 30, 2017 totaled $31,947 consisting primarily of office and general expenses of $3,397; professional fees of $16,750 and marketing expenses of $11,800, resulting in a net loss of $31,947. Expenses for the period from August 17, 2016 (date of inception) to November 30, 2016 totaled $1,941 consisting primarily of office and general expenses of $1,941, resulting in a net loss of $1,941. The increase in office and general expenses from fiscal 2017 to fiscal 2017 was primarily due to the increase expenses relating to filing fees. The increase in professional fees from fiscal 2017 to fiscal 2016 was due to the increase in accounting and legal fees activities during the period. In addition Marketing expenses of $11,800 occurred in the year ended November 30, 2017.

Capital Resources and Liquidity

Our auditor’s report on our November 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “November 30, 2017 Audited Financial Statements – Auditors Report.”

As of November 30, 2017, we had $1,086 of cash compared to $9,020 of cash as of November 30, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $33,888. As at November 30, 2017, the Company has a working capital deficit of $12,032.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended November 30, 2017 and Nov, 2016, begins on page F-1 of this Annual Report on Form 10-K.

MIKROCOZE INC.

FINANCIAL STATEMENTS

November 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mikrocoze Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mikrocoze Inc. (“the Company”) as of November 30, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2017 and the period from Inception (August 17, 2016) to November 30, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended November 30, 2017 and the period from Inception (August 17, 2016) to November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

March 14, 2018

MIKROCOZE INC.

BALANCE SHEETS

	November 30, 2017	November 30, 2016

ASSETS

CURRENT ASSETS
Cash	$1,086	$9,020

TOTAL CURRENT ASSETS	$1,086	$9,020

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,218	-
Due to related party	11,900	1,961

TOTAL CURRENT LIABILITIES	13,118	1,961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
75,000,000 and 450,000,000 (post-split) shares of common stock (refer Note 3)	75,000	450,000
Subscription receivable from officer	(2,144)	-
Additional paid-in capital	(51,000)	(441,000)
Accumulated deficit	(33,888)	(1,941)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,032)	7,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,086	$9,020

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENTS OF OPERATIONS

	Year ended November 30, 2017	From inception (August 17, 2016) to November 30, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$3,397	$1,941
Marketing expenses	11,800	-
Professional fees	16,750	-

TOTAL OPERATING EXPENSES	31,947	1,941

NET LOSS	(31,947)	(1,941)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	416,780,822	63,679,245

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST 17, 2016 (INCEPTION) TO NOVEMBER 30, 2017

	Common Stock		Additional	Subscription Receivable
	Number of shares	Amount	Paid-in Capital	From Officer	Accumulated Deficit	Total

Balance, August 17, 2016 (date of inception)	-	-	-	-	-	-

Common shares issued for cash - at $0.00002 per share	450,000,000	$450,000	$(441,000)	-	$-	$9,000

Net loss for the period from inception through November 30, 2016	-	-	-	-	(1,941)	(1,941)

Balance, November 30, 2016	450,000,000	450,000	(441,000)	-	(1,941)	7,059

Common shares issued for cash - at $0.0006 September 1, 2017	25,000,000	25,000	(10,000)	(2,144)	-	12,856

Shares cancelled - October 27, 2017	(400,000,000)	(400,000)	400,000	-	-	-

Net loss for the period ending November 30, 2017	-	-	-	-	(31,947)	(31,947)

Balance, November 30, 2017	75,000,000	$75,000	$(51,000)	$(2,144)	$(33,888)	$(12,032)

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENTS OF CASH FLOWS

	Year ended November 30, 2017	From August 17, 2016 (date of inception) to November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,947)	$(1,941)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	9,939	1,941
Changes in operating assets and liabilities		-
Accounts payable	1,218	-

NET CASH USED IN OPERATING ACTIVITIES	(20,790)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	20
Proceeds on sale of common stock	12,856	9,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,856	9,020

NET CHANGE IN CASH	(7,934)	9,020

CASH, BEGINNING OF PERIOD	9,020	-

CASH, END OF PERIOD	$1,086	$9,020

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	-	$-
Income taxes	-	$-

Subscription receivable from officer	$2,144	$-

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $33,888. As at November 30, 2017, the Company has a working capital deficit of $9,888. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2017, the Company has issued 75,000,000 shares of common stock for cash of $21,856 (an additional $2,144 was received subsequent to November 30, 2017). These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Commitments and Contingencies

On August 26, 2017 the Company signed (renewed) its lease for office space in Chesapeake, Virginia. The term of the lease is for one year at $69 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses of the statement of operations.

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017 (Audited)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of November 30, 2017, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017 (Audited)

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. On October 27, 2017, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On November 16, 2016, the Company issued 450,000,000 common shares at $0.00002 per share (9,000,000 common shares at $0.001-pre-spit) to the sole director and President of the Company for cash proceeds of $9,000.

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share (500,000 common shares at $0.03- pre-split) for $15,000 net proceeds to the Company. As of December 31, 2017, $2,144 from these stock subscriptions remained in a bank account in India, controlled by the Company's CEO. This amount is reported as a 'subscription receivable from officer' on the balance sheet. The full amount was received into the Company's US bank account prior to issuing these financial statements.

On October 27, 2017, the founding shareholder returned 400,000,000 (8,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2017, the Company consummated a private placement as a result of which $15,000 was raised through the purchase of 25,000,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of November 30, 2017, $12,856 of the funds were transferred to the Company’s account.

During the period ended November 30, 2017, the CEO paid expenses of $9,939 on behalf of the Company. The total amount owed to the CEO as of November 30, 2017 is $11,900 (November 30, 2016 - $1,941). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2017	November 30, 2016

Net loss before income taxes per financial statements	$(31,947)	$(1,941)
Income tax rate	34%	34%
Income tax recovery	(10,862)	(660)
Non-deductible	--	--
Valuation allowance change	10,862	660

Provision for income taxes	$–	$–

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2017 (Audited)

The significant component of deferred income tax assets at November 30, 2017 and November 30, 2016, is as follows:

	November 30, 2017	November 30, 2016
Net operating loss carry-forward	$7,116	$408
Valuation allowance	(7,116)	(408)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of November 30, 2017 and November 30, 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended November 30, 2017 and November 30, 2016 and no interest or penalties have been accrued as of November 30, 2017 and November 30, 2016. As of November 30, 2017 and November 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

Distribution Agreement

Subsequent to the year-end on December 1, 2017 the Company entered into a distribution agreement with Lighthammer Consulting Ltd. The Agreement appoints Lighthammer as the exclusive distributor of the Company’s products for North America. The term of the distribution agreement is for three years.

On March 13, 2018, the Company received funds for the stock subscription receivable from officer ($2,144).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of November 30, 2017, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of November 30, 2017.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Sukhmanjit Singh	33	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Business Experience

Sukhmanjit Singh has served as Chairman of the Board, President and Chief Executive Officer, Secretary and Treasurer since August 17, 2016. Mr. Singh graduated from Guru Nanak University in Amritsar, Punjab, India in 2004. Immediately after graduation in July 2004 Mr. Singh started his own business of distributing and leasing straw reapers and harvesting machines. As the main industry in Punjab region of India is farming, Mr. Singh is highly successful and has branched out to other territories close to Punjab. His business has expanded and he has continued to manage it successfully.

Given Mr. Singh’s managerial and significant business experience in starting and running a successful business, the company believes that Mr. Singh’s background and experience make him well suited to serve as our sole officer and director.

Director Independence

Our board of directors is currently composed of one member, Sukhmanjit Singh, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Singh, other business interests and his involvement with Mikrocoze Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Mikrocoze Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through November 30, 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sukhmanjit Singh	2016	-	-	-	-	-	0
President, Chief Executive Officer, Secreatry, Treasurer	2016	-	-	-	-	-	0
Sukhmanjit Singh	2017	-	-	-	-	-	0
President, Chief Executive Officer, Secretary Treasurer	2017	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 or 2016. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2017 and November 30, 2016 for Mikrocoze Inc.

Employment Contracts

At this time, Mikrocoze has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Mikroze may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (August 17, 2016) through November 30, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sukhmanjit Singh	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of November 30, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Sukhmanjit Singh	50,000,000	66.66%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; 2316-C Ranjit Avenue, Amritsar, Punjab, India 143001

All officers and directors as a group	50,000,000	66.66%

(1) Based on 75,000,000 shares of common stock issued and outstanding as of November 30, 2017.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 16, 2016, the Company issued 450,000,000 common shares at $0.00002 ($0.001-pre-spit) per share to the sole director and President of the Company for cash proceeds of $9,000.

On October 27, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On October 27, 2017, the founding shareholder returned 400,000,000 (8,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

During the period ended November 30, 2017, the Company consummated a private placement as a result of which $15,000 was raised through the purchase of 25,000,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of November 30, 2017, $12,856 of the funds were transferred to the Company’s account. On March 13, 2018, the remaining $2,144 was transferred to the Company.

During the period ended November 30, 2017, the CEO paid expenses of $9,939 on behalf of the Company. The total amount owed to the CEO as of November 30, 2017 is $11,900 (November 30, 2016 - $1,941). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended November 30, 2017, audit fees were $10,250. For the period ended November 30, 2016, audit fees were $Nil.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mikrocoze Inc.

Dated: March 14, 2018	By:	/s/ Sukhmanjit Singh
Sukhmanjit Singh President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Sukhmanjit Singh	March 14, 2018
Sukhmanjit Singh President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2] Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

** Included in Exhibit 32.1

