Form 10-Q
period 2018-02-28
Mikrocoze Inc.
filed 2018-04-13
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 13, 2018, there were 75,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MIKROCOZE INC.

FINANCIAL STATEMENTS

February 28, 2018

MIKROCOZE INC.

CONDENSED BALANCE SHEETS

	February 28, 2018	November 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,806	$1,086
Inventory	920	-

TOTAL CURRENT ASSETS	$2,726	$1,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	4,332	1,218
Due to related party	21,659	11,900

TOTAL CURRENT LIABILITIES	25,991	13,118

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Subscription receivable from officer	(2,144)	(2,144)
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(45,121)	(33,888)

TOTAL STOCKHOLDERS’ DEFICIT	(23,265)	(12,032)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,726	$1,086

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended February 28, 2018	Three months ended February 28, 2017

REVENUE
Product sales	$820	$-
Cost of goods	(362)	-

GROSS PROFIT	458	-

OPERATING EXPENSES
General and administrative	$5,441	$755
Professional fees	6,250	8,250

TOTAL OPERATING EXPENSES	(11,691)	(9,005)

NET LOSS	(11,233)	(9,005)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	450,000,000

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended February 28, 2018	Three months ended February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,233)	$(9,005)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	9,759	1,339
Changes in operating assets and liabilities
Inventory	(920)	-
Accounts payable	3,114	570

NET PROVIDED BY (CASH USED) IN OPERATING ACTIVITIES	720	(7,096)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	720	(7,096)

CASH, BEGINNING OF PERIOD	1,086	9,020

CASH, END OF PERIOD	$1,806	$1,924

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $45,121. As at February 28, 2018, the Company has a working capital deficit of $23,265. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2018, the Company has issued 75,000,000 shares of common stock for cash of $21,856 (an additional $2,144 was received subsequent to February 28, 2018). These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2017 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018.

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

Commitments and Contingencies

On August 26, 2017 the Company signed (renewed) its lease for office space in Chesapeake, Virginia. The term of the lease is for one year at $70 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

We value our inventories at the lower of cost, determined on a first-in, first-out method, or market value. Our inventory consists solely of finished goods. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and obsolete finished product.

MIKROCOZE INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from Contracts with Customers”, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and goods are shipped, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of furniture and revenue is recognized at the time the payment is received from the customer.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2018, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

MIKROCOZE INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company has adopted ASC 606 on January 1, 2018, Revenue from Contracts and Customers, and supersedes the existing revenue recognition of Topic 605. ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized equals the total consideration an entity expects to receive in return for the goods.

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

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share (500,000 common shares at $0.03- pre-split) for $15,000 net proceeds to the Company. As of February 28, 2018, $2,144 from these stock subscriptions remained in a bank account in India controlled by the Company’s CEO. This amount is reported as a “subscription receivable from officer” on the balance sheet. The full amount was received into the Company’s US bank account prior to issuing these financial statements.

On October 27, 2017, the founding shareholder returned 400,000,000 (8,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2017 the Company consummated a private placement as a result of which $15,000 was raised through the purchase of 25,000,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of February 28, 2018, $12,856 of the funds were transferred to the Company’s account. The full amount was received subsequent to period end.

During the period ended February 28, 2018, the CEO paid expenses of $9,759 on behalf of the Company. The total amount owed to the CEO as of February 28, 2018 is $21,659 (November 30, 2017 - $11,900). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations

For the three month period ended February 28, 2018 we had income of $820 and Cost of Goods of $362 resulting in gross profit of $458. For the three month period ending February 28, 2017 we had no revenues. Expenses for the three month period ended February 28, 2018 totaled $11,691 resulting in a net loss of $11,233. The net loss for the three month period ended February 28, 2018 is the result of expenses of $11,691, comprised of professional fees of $6,250; filing fees of $73; transfer agent expenses of $3,009; bank service charges of $250; postage and delivery expenses of $1,830; and general and administrative expenses of $279. Expenses for the three month period ended February 28, 2017 totaled $9,005 resulting in a net loss of $9,005. The net loss for the three month period ended February 28, 2017 is the result of expense of $9,005, comprised of professional fees of $8,250; filing fees of $570; bank service charges of $96; and general and office expenses of $89. The increase in expenses between February 28, 2018 and February 28, 2017 is primarily due to the Company engaging a transfer agent and the related expenses.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations up to $50,000. However, this is not in writing and maybe rescinded at any time.

As of February 28, 2018, we had $1,806 in cash, $920 in inventory, and $21,559 due from a related party. As of November 30, 2017, we had $1,086 in cash, no inventory, and $11,900 due from a related party. Total liabilities as of February 28, 2018, were $25,991 compared to $13,118 in total liabilities at November 30, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2018, the Company owed $21,659 (November 30, 2017; $11,900) to its Chief Executive Officer. During the three month period ended February 28, 2018, the CEO paid expenses of $9,759 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

We have begun implementing our operational plans as outlined in the Company’s S-1 filing during the current quarter. Initial inventory and sales have begun. The website is operational (www.mirkrocozeinc.com). Management expects a slow and steady increase in sales during the next fiscal year.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 28, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIKROCROZE INC.
(Registrant)
Date: April 13, 2018
	By:	/s/ Sukmanjit Singh
Sukhmanjit Singh
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

