Form 10-Q
period 2018-08-31
Mikrocoze Inc.
filed 2018-12-04
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2018

Commission File Number 333-216292

MIKROCOZE INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3599639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 Crossways Blvd., Suite 250, Chesapeake, Virginia, 23320-0210

(Address of principal executive offices)(Zip Code)

(800) 542-8715

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of December 3, 2018, there were 75,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MIKROCOZE INC.

FINANCIAL STATEMENTS

August 31, 2018

MIKROCOZE INC.

CONDENSED BALANCE SHEETS

	August 31, 2018	November 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$130	$1,086

TOTAL CURRENT ASSETS	$130	$1,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	698	1,218
Due to related party	29,432	11,900

TOTAL CURRENT LIABILITIES	30,130	13,118

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Subscription receivable from officer	-	(2,144)
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(54,000)	(33,888)

TOTAL STOCKHOLDERS’ DEFICIT	(30,000)	(12,032)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130	$1,086

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2018	Three months ended August 31, 2017	Nine months ended August 31, 2018	Nine months ended August 31, 2017

REVENUE
Product sales	$-	$-	$2,715	$-
Cost of goods sold	-	-	(1,381)	-

GROSS PROFIT	-	-	1,334	-

OPERATING EXPENSES
General and administrative	$1,125	$1,380	$9,546	$2,605
Professional fees	2,750	2,500	11,900	13,000

TOTAL OPERATING EXPENSES	(3,875)	(3,880)	(21,446)	(15,605)

NET LOSS	(3,875)	(3,880)	(20,112)	(15,605)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	450,000,000	75,000,000	450,000,000

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended August 31, 2018	Nine months ended August 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,112)	$(15,605)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	17,532	6,189
Changes in operating assets and liabilities
Accounts payable	(520)	645

NET CASH USED IN OPERATING ACTIVITIES	(3,100)	(8,771)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASHFLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable from officer	2,144	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,144	-

NET CHANGE IN CASH	(956)	(8,771)

CASH, BEGINNING OF PERIOD	1,086	9,020

CASH, END OF PERIOD	$130	$249

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription payable proceeds held in trust by officer	$-	$13,500

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC. CONDENSED NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2018 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $54,000. As at August 31, 2018, the Company has a working capital deficit of $30,000. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2018, the Company has issued 75,000,000 shares of common stock for cash of $24,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2017 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018.

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

MIKROCOZE INC. CONDENSED NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2018 (Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) approval of both parties, (ii) the goods or services associated with transaction must be identified, (iii) identification of payment terms (iv) the contract has commercial substance, and (v) collection of payment is probable — generally when products are shipped to the customer and goods are shipped, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of furniture and revenue is recognized at the time the payment is received from the customer.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ deficit. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses of the statement of operations.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of August 31, 2018, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

MIKROCOZE INC. CONDENSED NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2018 (Unaudited)

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

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share (500,000 common shares at $0.03- pre-split) for $15,000 net proceeds to the Company. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of August 31, 2018, the balance of $2,144 subscription receivable proceeds were transferred to the Company’s account.

On October 27, 2017, the founding shareholder returned 400,000,000 (8,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2017 the Company consummated a private placement as a result of which $15,000 was raised through the purchase of 25,000,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of August 31, 2018, the balance of $2,144 subscription receivable proceeds were transferred to the Company’s account.

During the period ended August 31, 2018, the CEO paid expenses of $17,532 on behalf of the Company. The total amount owed to the CEO as of August 31, 2018 was $29,432 (November 30, 2017 - $11,900). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

There were no significant subsequent events from the balance sheet date to the date the financial statements were issued.

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

Results of Operations

For the three-month period ended August 31, 2018 we had no revenues. For the three-month period ended August 31, 2017 we had no revenues. Expenses for the three-month period ended August 31, 2018 totaled $3,875 resulting in a net loss of $3,875. The net loss for the three-month period ended August 31, 2018 is the result of expenses of $3,875, comprised of professional fees of $2,750; filing fees of $500; transfer agent expenses of $297; rent expenses of $211; telephone expense of $57; and bank service charges of $60. Expenses for the three-month period ended August 31, 2017 totaled $3,880 resulting in a net loss of $3,880. The net loss for the three-month period ended August 31, 2017 is the result of expense of $3,880, comprised of professional fees of $2,500; filing fees of $1,350; bank service charges of $47; and foreign exchange gain of $17.

For the nine-month period ended August 31, 2018 we had revenue of $2,715 and Cost of Goods of $1,381 resulting in gross profit of $1,334. For the nine-month period ended August 31, 2017 we had no revenues. Expenses for the nine-month period ended August 31, 2018 totaled $21,446 resulting in a net loss of $20,112. The net loss for the nine-month period ended August 31, 2018 is the result of expenses of $21,446, comprised of professional fees of $11,900; filing fees of $1,573; transfer agent expenses of $3,629; postage and delivery expense of $2,631; rent expenses of $658; telephone expenses of $171; and bank service charges of $884. Expenses for the nine-month period ended August 31, 2017 totaled $15,605 resulting in a net loss of $15,605. The net loss for the nine-month period ended August 31, 2017 is the result of expense of $15,605, comprised of professional fees of $13,000; filing fees of $2,370; rent expenses of $70; telephone expenses of $19; bank service charges of $163; and foreign exchange gain of $17. The increase in revenues between August 31, 2018 and August 31, 2017 was due to the Company initiating the selling of its furniture products. Initial sales were limited as the Company began sales on a test basis to ensure product and delivery systems were working correctly. The increase in expenses between August 31, 2018 and August 31, 2017 is primarily due to the Company engaging a transfer agent and an increase in postage and delivery charges relating to the cost of importing and distribution of furniture.

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

As of August 31, 2018, we had $130 in cash and $29,432 due to a related party. As of November 30, 2017, we had $1,086 in cash, no inventory, and $11,900 due to a related party. Total liabilities as of August 31, 2018, were $30,130 compared to $13,118 in total liabilities at November 30, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of August 31, 2018, the Company owed $29,432 (November 30, 2017; $11,900) to its Chief Executive Officer. During the nine-month period ended August 31, 2018 and 2017, the CEO paid expenses of $17,532 and $6,189, respectively, on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MIKROCOZE INC.
(Registrant)

Date: December 3, 2018	By:	/s/ Sukmanjit Singh
Sukhmanjit Singh
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

