Form 10-K
period 2018-11-30
Mikrocoze Inc.
filed 2019-02-28
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended November 30, 2018

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

As of February 28, 2019, the Company has 75,000,000 shares of common stock issued and outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

ITEM 1. BUSINESS

Business Overview

We are an early stage company with the intention to engage in the business of designing, manufacturing and selling a line of well-designed micro-furniture that will transform any small space, particularly apartments and condominiums into beautiful functional spaces. We will endeavor to assist each customer in making every square foot of their space highly functional and attractive by presenting them with a proposed extensive collection of transforming designed to maximize any small space. We currently have no products; however, we have entered into a Master Manufacturing Agreement (“Agreement”) with, New Bharat Furniture House, located in Amritsar, India to produce our proposed line of micro-furniture. Mikrocoze entered into the Agreement on January 4, 2017. The term of the Agreement is for 5 years. There are no minimum purchases and Bharat Furniture will produce proposed micro-furniture products under the specification provided by Mikrocoze. Refer to a copy of Agreement in the Exhibit section of this offering.

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

During the next 18 months, Mikrocoze Inc. intends on developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin attempting to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore, the northeastern part of the United States is the ideal location to market the initial business and proposed product.

There is the likelihood that we may never be able to successfully market our micro-furniture products that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Product

Mikrocoze Inc. is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet. Our web site is www.microcozeinc.com.

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

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share (500,000 common shares at $0.03- pre-split) for $15,000 net proceeds to the Company. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of November 30, 2018, the balance of $2,144 subscription receivable proceeds was transferred to the Company’s account.

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

The statistics shows the revenue of the apartment and condominium construction industry in the United States between 2003 and 2017. In 2015, this industry is expected to generate annual revenue of around 38.51 billion U.S. dollars.

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

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed micro-furniture.

Employees

As of November 30, 2018, other than its current president, Mr. Sukhmanjit Singh there are no other employees at this time.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended November 30, 2018 and 2017.

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

Business Overview

We are an early stage company with the intention to engage in the business of designing, manufacturing and selling a line of well-designed micro-furniture that will transform any small space, particularly apartments and condominiums into beautiful functional spaces. We will endeavor to assist each customer in making every square foot of their space highly functional and attractive by presenting them with a proposed extensive collection of transforming designed to maximize any small space. We currently have produced a small number of test products and have had minimal sales during the period; We have entered into a Master Manufacturing Agreement (“Agreement”) with, New Bharat Furniture House, located in Amritsar, India to produce our proposed line of micro-furniture. Mikrocoze entered into the Agreement on January 4, 2017. The term of the Agreement is for 5 years. There are no minimum purchases and Bharat Furniture will produce proposed micro-furniture products under the specification provided by Mikrocoze.

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

During the next 18 months, Mikrocoze Inc. intends on continue developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore, the northeastern part of the United States is the ideal location to market the initial business and proposed product.

We have earned minimal revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operations

Our cash balance was $100 as of November 30, 2018 and $1,086 as of November 30, 2017. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Sukhmanjit Singh, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Singh, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated no revenue to date.

Our plan of operation is divided into four phases, as follows: (I) further our business relationship with the furniture manufacturer we have identified and entered Master Manufacturing Agreement; and run an initial production for testing and marketing purposes while we conduct marketing studies, and begin to initiate traditional and social media marketing, in order to generate interest in Mikrocoze’s proposed products., (II) negotiate and enter into an licensing agreement with a third party home design software firm that will enable our customers to design and create high quality 2D and 3D floor plans and experiment with our proposed products and color and textures to design their space. Complete an upgrade to our website to incorporate our proposed products and tools to assist customers in their planning. Locate and engage a marketing firm to assist in traditional and well as social media marketing; (III) expand our proposed operations through-out major cities such as New York, Chicago and Los Angeles and nationally, where small housing/apartment living is becoming more prevalent and establish a distribution center in the northeast of the United States. Begin traditional advertising in radio, television and print media. (IV) establish a national and possibly international distributor network and team, with possibly production facilities with multiple manufacturers’ agreements. While we have identified our first manufacturer (New Bharat Furniture House) and entered into a Master Manufacturing Agreement on January 4, 2017; we have not yet to identify a marketing firm to assistant in the launched of our proposed micro furniture line. We have commenced test production of our product and have had minimal sales to date. The Company intents to continue develop its product and expand it sales of the micro-furniture during the next twelve months.

Within the next 18 months, Mikrocoze Inc. intends to begin to manufacture and sell Mikrocoze Inc. branded well-designed furniture that will transform any small space, particularly apartments and condos into beautiful and functional spaces. throughout the larger centers where micro living spaces are becoming more prevalent, such as New York, Los Angeles, Boston and Chicago primarily via our website, and eventually offer our products to other on-line furniture retailer such as Wayfair.com.

Our plan of operation for the twelve months following the date of this prospectus is to (i) complete Phase I of our program, which is to further develop our a business relationship with the our furniture manufacture, New Bharat Furniture House, and run an initial production for marketing and testing purposes while we conduct marketing studies, and begin to initiate traditional and social media marketing in order to generate interest in Mikrocoze’s proposed furniture line; and (ii) negotiate and enter into an licensing agreement with a third party home design software firm that will enable our customers to design and create high quality 2D and 3D floor plans and to allow potential customers to experiment with our proposed products and color and textures to design their space. Complete an upgrade to our website to incorporate our proposed products and tools to assist customers in their planning begin. Identify a marketing firm to assist in marketing our proposed product line via traditional radio, print, television and social media. In order to execute Phases I and II of our development program as outlined below, we anticipate spending $500,000 on program development, professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phases I and II of our development program. Total expenditures over the next 12 - 14 months are therefore expected to be approximately $500,000. If we experience a shortage of funds prior to funding during the next 12 -14 months, we may utilize funds from Mr. Singh, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed. If we receive only nominal funds from this offering, we plan to operate on a limited basis for the limited purpose of meeting our reporting obligations to the Securities and Exchange Commission. No such plan exists at this time in case of such contingency, and we cannot guarantee we would be able to raise additional funding if only nominal funding is obtained from this offering.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended November 30, 2018 and November 30, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended November 30, 2018 compared to the Fiscal Year Ended November 30, 2017

We generated gross revenues of $2,715 for the year ended November 30, 2018; consisting of $2,715 in gross sales less $1,381 in Cost of goods sold resulting in net revenues of $1,334. We earned no revenues for the year ended November 30, 2017.

Expenses for the year ended November 30, 2018 totaled $24,874 consisting primarily of office and general expenses of $10,224; professional fees of $14,650 and less gross profit of $1,334, resulting in a net loss of $23,540. Expenses for the year ended November 30, 2017 totaled $31,947 consisting primarily of office and general expenses of $3,397; professional fees of $16,750 and marketing expenses of $11,800, resulting in a net loss of $31,947. The increase in office and general expenses from fiscal 2017 to fiscal 2018 was primarily due to the increase expenses relating to filing fees. The decrease in marketing fees from fiscal 2017 to fiscal 2018 was due to the decrease in marketing activities during the period.

Capital Resources and Liquidity

Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of November 30, 2018, we had $100 of cash compared to $1,086 of cash as of November 30, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $57,428. As at November 30, 2018, the Company has a working capital deficit of $33,428.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended November 30, 2018 and November 30, 2017, begins on page F-1 of this Annual Report on Form 10-K.

MIKROCOZE INC.

FINANCIAL STATEMENTS

November 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mikrocoze Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mikrocoze Inc. (“the Company”) as of November 30, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

February 28, 2019

MIKROCOZE INC.

BALANCE SHEETS

	November 30, 2018	November 30, 2017

ASSETS

CURRENT ASSETS
Cash	$100	$1,086

TOTAL CURRENT ASSETS	$100	$1,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$797	$1,218
Due to related party	32,731	11,900

TOTAL CURRENT LIABILITIES	33,528	13,118

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
200,000,000 shares of common stock, $0.001 par value, Issued and outstanding: 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Subscription receivable from officer	-	(2,144)
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(57,428)	(33,888)

TOTAL STOCKHOLDERS’ DEFICIT	(33,428)	(12,032)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100	$1,086

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENTS OF OPERATIONS

	Year ended November 30, 2018	Year ended November 30, 2017

REVENUE
Product sales	$2,715	$-
Cost of goods sold	(1,381)	-

GROSS PROFIT	1,334	-

OPERATING EXPENSES
General and administrative	10,224	3,397
Marketing expenses	-	11,800
Professional fees	14,650	16,750

TOTAL OPERATING EXPENSES	(24,874)	(31,947)

NET LOSS	(23,540)	(31,947)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	416,780,822

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, November 30, 2016	450,000,000	$450,000	$(441,000)	$-	$(1,941)	$7,059

Common shares issued for cash - @ $0.0006 September 1, 2017	25,000,000	25,000	(10,000)	-	-	15,000

Shares cancelled –October 26, 2017	(400,000,000)	(400,000)	400,000	-	-	-

Subscription receivable from officer	-	-	-	(2,144)	-	(2,144)

Net loss for the year ending November 30, 2017	-	-	-	-	(31,947)	(31,947)

Balance, November 30, 2017	75,000,000	75,000	(51,000)	(2,144)	(33,888)	(12,032)

Subscription receivable from officer	-	-	-	2,144	-	2,144

Net loss for the year ending November 30, 2018	-	-	-	-	(23,540)	(23,540)

Balance, November 30, 2018	75,000,000	$75,000	$(51,000)	$-	$(57,428)	$(33,428)

The accompanying notes are an integral part of these financial statements.

 MIKROCOZE INC.

STATEMENTS OF CASH FLOWS

	Year ended November 30, 2018	Year ended November 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(23,540)	$(31,947)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	20,831	9,939
Changes in operating assets and liabilities
Accounts payable	(421)	1,218

NET CASH USED IN OPERATING ACTIVITIES	(3,130)	(20,790)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable from officer	2,144	-
Proceeds on sale of common stock	-	12,856

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,144	12,856

NET CHANGE IN CASH	(986)	(7,934)

CASH, BEGINNING OF PERIOD	1,086	9,020

CASH, END OF PERIOD	$100	$1,086

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription receivable from officer	$-	$2,144

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $57,428. As at November 30, 2018, the Company has a working capital deficit of $33,428. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2018, the Company has issued 75,000,000 shares of common stock for cash of $24,020. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) approval of both parties, (ii) the goods or services associated with transaction must be identified, (iii) identification of

MIKROCOZE INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

the transaction price, (iv) the contract has commercial substance, and (v) the performance obligation is satisfied — generally when products are shipped to the customer. Revenue consists of revenue earned from the sale of furniture and is recognized at the time the product is shipped to the customer.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of November 30, 2018 and 2017, there were no common stock equivalents outstanding.

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

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 (Audited)

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

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share (500,000 common shares at $0.03- pre-split) for $15,000 net proceeds to the Company. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of November 30, 2018, the balance of $2,144 subscription receivable proceeds were transferred to the Company’s account.

On October 27, 2017, the founding shareholder returned 400,000,000 (8,000,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2017 the Company consummated a private placement as a result of which $15,000 was raised through the purchase of 25,000,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of November 30, 2018, the balance of $2,144 subscription receivable proceeds was transferred to the Company’s account.

During the period ended November 30, 2018, the CEO paid expenses of $20,830 on behalf of the Company. The total amount owed to the CEO as of November 30, 2018 was $32,731 (November 30, 2017 - $11,900). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

MIKROCOZE INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 (Audited)

NOTE 5– INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2018	November 30, 2017

Net loss before income taxes per financial statements	$(23,540)	$(31,947)
Income tax rate	21%	34%
Income tax recovery	(4,943)	(10,862)
Non-deductible	--	--
Valuation allowance change	4,943	10,862

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at November 30, 2018 and November 30, 2017, is as follows:

	November 30, 2018	November 30, 2017

Net operating loss carry-forward	$12,059	$7,116
Valuation allowance	(12,059)	(7,116)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of November 30, 2018, and 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended November 30, 2018 and 2017 and no interest or penalties have been accrued as of November 30, 2018 and 2017. As of November 30, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of November 30, 2018, management determined material weaknesses existed related to our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of November 30, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Sukhmanjit Singh	34	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through November 30, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sukhmanjit Singh	2017	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2017	-	-	-	-	-	0

Sukhmanjit Singh	2018	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2018	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 or 2017. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2018 and November 30, 2017 for Mikrocoze Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (August 17, 2016) through November 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of November 30, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

(1) Based on 75,000,000 shares of common stock issued and outstanding as of November 30, 2018.

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

During the period ended November 30, 2017 the Company consummated a private placement as a result of which $15,000 was raised through the purchase of 25,000,000 shares of the Company’s common stock by third party investors. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO. As of November 30, 2018, the balance of $2,144 subscription receivable proceeds were transferred to the Company’s account.

During the period ended November 30, 2018, the CEO paid expenses of $20,830 on behalf of the Company. The total amount owed to the CEO as of November 30, 2018 was $32,731 (November 30, 2017 - $11,900). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended November 30, 2018, audit fees were $9,650. For the period ended November 30, 2017, audit fees were $10,250.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

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

Mikrocoze Inc.

Dated: February 28, 2019	By:	/s/ Sukhmanjit Singh
Sukhmanjit Singh President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Sukhmanjit Singh	February 28, 2019
Sukhmanjit Singh President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_____________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on February 28, 2017.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on February 28, 2017.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

