Form 10-Q
period 2019-02-28
Mikrocoze Inc.
filed 2019-04-15
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

As of April 15, 2019, there were 75,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MIKROCOZE INC.

FINANCIAL STATEMENTS

February 28, 2019

MIKROCOZE INC.

CONDENSED BALANCE SHEETS

	February 28, 2019	November 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$70	$100

TOTAL CURRENT ASSETS	$70	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	2,599	797
Due to related party	40,094	32,731

TOTAL CURRENT LIABILITIES	42,693	33,528

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(66,623)	(57,428)

TOTAL STOCKHOLDERS’ DEFICIT	(42,623)	(33,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70	$100

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended February 28, 2019	Three months ended February 28, 2018

REVENUE
Product sales	$-	$820
Cost of goods sold	-	(362)

GROSS PROFIT	-	458

OPERATING EXPENSES
General and administrative	$1,695	$5,441
Professional fees	7,500	6,250

TOTAL OPERATING EXPENSES	(9,195)	(11,691)

NET LOSS	(9,195)	(11,233)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENDED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED FEBRUARY 28, 2019

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2018	75,000,000	$75,000	$(51,000)	$(57,428)	$(33,428)

Net loss for the period ended February 28, 2019	-	-	-	(9,195)	(9,195)

Balance, February 28, 2019	75,000,000	$75,000	$(51,000)	$(66,623)	$(42,623)

The accompanying notes are an integral part of these condensed financial statements

MIKROCOZE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended February 28, 2019	Three months ended February 28, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,195)	$(11,233)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	7,363	9,759
Changes in operating assets and liabilities
Inventory	-	(920)
Accounts payable	1,802	3,114

NET CASH USED IN OPERATING ACTIVITIES	(30)	720

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASHFLOWS FROM FINANCING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(30)	720

CASH, BEGINNING OF PERIOD	100	1,086

CASH, END OF PERIOD	$70	$1,806

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30.  The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $66,623.  As at February 28, 2019, the Company has a working capital deficit of $42,623.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2019, the Company has issued 75,000,000 shares of common stock for cash of $24,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2018 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

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

MIKROCOZE INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019 (Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) approval of both parties, (ii) the goods or services associated with transaction must be identified, (iii) identification of the transaction price, (iv) the contract has commercial substance, and (v) the performance obligation is satisfied — generally when products are shipped to the customer. Revenue consists of revenue earned from the sale of furniture and is recognized at the time the product is shipped to the customer.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2019, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2016, the FASB issued a further update, ASU 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses.

MIKROCOZE INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019 (Unaudited)

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

There were no issuances of common stock during the period ended February 28, 2019.

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

During the period ended February 28, 2019, the CEO paid expenses of $7,363 on behalf of the Company. The total amount owed to the CEO as of February 28, 2019 was $40,094 (November 30, 2018 - $32,731). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month period ended February 28, 2019 we had no revenues. For the three-month period ended February 28, 2018 we generated gross revenues of $820. We had $820 in gross sales less $362 in cost-of-goods sold resulting in a gross profit of $458.

Expenses for the three-month period ended February 28, 2019 totaled $9,195 resulting in a net loss of $9,195. The net loss for the three-month period ended February 28, 2019 is the result of expenses of $9,195, comprised of professional fees of $7,500; filing fees of $1,000; transfer agent expenses of $297; rent expenses of $300; telephone expense of $68; and bank service charges of $30. Expenses for the three-month period ended February 28, 2018 totaled $11,691 resulting in a net loss of $11,233. The net loss for the three-month period ended February 28, 2018 is the result of expense of $11,233, comprised of professional fees of $6,250; filing fees of $73; transfer agent expenses of $3,009; postage and delivery expenses of $1,830; officer expenses of $279 ; and bank service charges of $250. The decrease in expenses between February 28, 2019 and February 28, 2018 is primarily due the decrease in delivery and transfer agent expenses.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues, we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations up to $50,000. However, this is not in writing and maybe rescinded at any time.

As of February 28, 2019, we had $70 in cash and $40,094 due to a related party. As of November 30, 2018, we had $100 in cash, no inventory, and $32,731 due to a related party. Total liabilities as of February 28, 2019, were $42,693 compared to $33,528 in total liabilities at November 30, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2019, the Company owed $40,094 (November 30, 2018; $32,731) to its Chief Executive Officer. During the three-month period ended February 28, 2019 and 2018, the CEO paid expenses of $7,363 and $9,759, respectively, on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

We are continuing our implementation of our operational plans as outlined in the Company’s S-1 filing during the current quarter. Initial test sales have occurred, and the Company is currently developing plans in scale up sales. The website is operational (www.mikrocozeinc.com). Management expects a slow and steady increase in sales during the next fiscal year.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 28, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

On March 7, 2019 the Company received its trading symbol “MZKR”

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______

*  Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIKROCROZE INC. (Registrant)

Date: April 15, 2019	By:	/s/ Sukmanjit Singh
Sukhmanjit Singh
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

