Form 10-Q
period 2019-05-31
Mikrocoze Inc.
filed 2019-07-15
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.001 Par Value	MZKR	OTCBB

As of July 15, 2019 the registrant had 75,000,000 shares of common stock issued and 75,000,000 shares of common stock outstanding, par value $0.001.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MIKROCOZE INC.

FINANCIAL STATEMENTS

May 31, 2019

MIKROCOZE INC.

CONDENSED BALANCE SHEETS

	May 31, 2019	November 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$50	$100

TOTAL CURRENT ASSETS	$50	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	3,550	797
Due to related parties	43,754	32,731

TOTAL CURRENT LIABILITIES	47,304	33,528

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT	-	-
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(71,254)	(57,428)

TOTAL STOCKHOLDERS’ DEFICIT	(47,254)	(33,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50	$100

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31, 2019	Three months ended May 31, 2018	Six months ended May 31, 2019	Six months ended May 31, 2018

REVENUE
Product sales	$-	$1,895	$-	$2,715
Cost of goods sold	-	(920)	-	(1,381)

GROSS PROFIT	-	975	-	1,334

OPERATING EXPENSES
General and administrative	$1,331	$3,079	$3,026	$8,421
Professional fees	3,300	2,900	10,800	9,150

TOTAL OPERATING EXPENSES	(4,631)	(5,979)	(13,826)	(17,571)

NET LOSS	(4,631)	(5,004)	(13,826)	(16,237)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six-month period ended May 31, 2019

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2018	75,000,000	$75,000	$(51,000)	$(57,428)	$(33,428)

Net loss for the period ended February 28, 2019	-	-	-	(9,195)	(9,195)

Balance, February, 2019	75,000,000	$75,000	$(51,000)	$(66,623)	$(42,623)

Net loss for the period ended May 31, 2019	-	-	-	(4,631)	(4,631)

Balance, May 31, 2019	75,000,000	$75,000	$(51,000)	$(71,254)	$(47,254)

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six-month period ended May 31, 2018

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Subscription Receivable from Officer	Total

Balance, November 30, 2017	75,000,000	$75,000	$(51,000)	$(33,888)	$(2,144)	$(12,032)

Net loss for the period ended February 28, 2019	-	-	-	(11,233)		(11,233)

Balance, February 28, 2019	75,000,000	$75,000	$(51,000)	$(45,121)	$(2,144)	$(23,265)

Subscription receivable from officer	-	-	-	-	2,144	2,144

Net loss for the period ended May 31, 2018	-	-	-	(5,004)	-	(5,004)

Balance, May 31, 2018	75,000,000	$75,000	$(51,000)	$(50,125)	$-	$(26,125)

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended May 31, 2019	Six months ended May 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,826)	$(16,237)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	10,998	11,432
Changes in operating assets and liabilities
Accounts payable	2,753	1,864

NET CASH USED IN OPERATING ACTIVITIES	(75)	(2,941)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASHFLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	2,144
Related party advances	25	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	25	2,144

NET CHANGE IN CASH	(50)	(797)

CASH, BEGINNING OF PERIOD	100	1,086

CASH, END OF PERIOD	$50	$289

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC. CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $71,254. As at May 31, 2019, the Company has a working capital deficit of $47,254. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2019, the Company has issued 75,000,000 shares of common stock for cash of $24,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2018 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

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

Inventory

We value our inventories at the lower of cost, determined on a first-in, first-out method, or market value. Our inventory consists solely of finished goods. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and

MIKROCOZE INC. CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory (continued)

systematic inventory valuation reviews include a current assessment of future product demand, historical experience and obsolete finished product.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of May 31, 2019, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

MIKROCOZE INC. CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2016, the FASB issued a further update, ASU 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 clarifies key areas concerning: (1) assessment of collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash consideration, (4) contract modifications at transition, (5) completed contracts at transition, and (6) disclosing the accounting change in the period of adoption. The updated standard is effective for the Company.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current interim period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended May 31, 2019, an entity controlled by the CEO paid expenses of $10,998 on behalf of the Company and advanced the Company $25. The total amount owed to the CEO or entities controlled by the CEO as of May 31, 2019 was $43,754 (November 30, 2018 - $32,731). The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month period ended May 31, 2019 we had no revenues. For the three-month period ended May 31, 2018 we generated gross revenues of $1,895. We had $1,895 in gross sales less $920 in cost-of-goods sold resulting in a gross profit of $975.

Expenses for the three-month period ended May 31, 2019 totaled $4,631 resulting in a net loss of $4,631. The net loss for the three-month period ended May 31, 2019 is the result of expenses of $4,631, comprised of professional fees of $3,300; filing fees of $500; transfer agent expenses of $372; rent expenses of $353; telephone expense of $61; and bank service charges of $45. Expenses for the three-month period ended May 31, 2018 totaled $5,979 resulting in a net loss of $5,004. The net loss for the three-month period ended May 31, 2018 is the result of expense of $5,979, comprised of professional fees of $2,900; filing fees of $1,000; transfer agent expenses of $323; postage and delivery expenses of $801; rent expenses of $304; telephone expense of $76 ; and bank service charges of $575. The decrease in expenses between May 31, 2019 and May 31, 2018 is primarily due to the decrease in delivery expenses.

For the six-month period ended May 31, 2019 we had no revenues. For the six-month period ended May 31, 2018 we generated gross revenues of $2,715. We had $2,715 in gross sales less $1,381 in cost-of-goods sold resulting in a gross profit of $1,334.

Expenses for the six-month period ended May 31, 2019 totaled $13,826 resulting in a net loss of $13,826. The net loss for the six-month period ended May 31, 2019 is the result of expenses of $13,826, comprised of professional fees of $10,800; filing fees of $1,500; transfer agent expenses of $669; rent expenses of $653; telephone expense of $129; and bank service charges of $75. Expenses for the six-month period ended May 31, 2018 totaled $17,571 resulting in a net loss of $16,237. The net loss for the six-month period ended May 31, 2018 is the result of expense of $17,571, comprised of professional fees of $9,150; filing fees of $1,073; transfer agent expenses of $3,332; postage and delivery expenses of $2,631; rent expenses of $447; telephone expense of $114; and bank service charges of $824. The decrease in expenses between May 31, 2019 and May 31, 2018 is primarily due to the decrease in delivery and transfer agent expenses.

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

As of May 31, 2019, we had $50 in cash and $43,754 due to a related party. As of November 30, 2018, we had $100 in cash, no inventory, and $32,731 due to a related party. Total liabilities as of May 31, 2019, were $47,304 compared to $33,528 in total liabilities at November 30, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2019, the Company owed $43,754 (November 30, 2018; $32,731) to its Chief Executive Officer. During the six-month period ended May 31, 2019 and 2018, the CEO paid expenses of $10,998 and $11,432, respectively, on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

We are continuing our implementation of our operational plans. Initial test sales have occurred, and the Company is currently developing plans in scale up sales. The website is operational (www.mikrocozeinc.com). Management expects a slow and steady increase in sales during the next fiscal year.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MIKROCROZE INC. (Registrant)

Date: July 15, 2019	By:	/s/ Sukmanjit Singh
Sukhmanjit Singh President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

