Form 10-K
period 2019-11-30
Mikrocoze Inc.
filed 2020-03-03
CIK 1697587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended
November 30, 2019

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

None

Securities registered pursuant to section 12(g) of the Act:
Common stock,
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒
Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of February 28, 2020, the Company has 75,000,000 shares of common stock issued and outstanding.

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

During the next 24 months, Mikrocoze Inc. intends on developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin attempting to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore, the northeastern part of the United States is the ideal location to market the initial business and proposed product.

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

On November 16, 2016, the Company issued 450,000,000 common shares at $0.00002 per share to the sole director and President of the Company for cash proceeds of $9,000.

Between August 8 and September 1, 2017, the Company sold 25,000,000 shares of its common stock at $0.0006 per share for $15,000 net proceeds to the Company. To facilitate the transfer of funds from the investors to the Company, the proceeds from the private placement were held in an account owned by Mikrocoze Private Limited., a private company owned by Sukmanjit Singh, the Company’s CEO.

On October 27, 2017, the founding shareholder returned 400,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

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

The statistics shows the revenue of the apartment and condominium construction industry in the United States between 2003 and 2017. In 2020, this industry is expected to generate annual revenue of around 53.89 billion U.S. dollars.

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

Employees

As of November 30, 2019, other than its current president, Mr. Sukhmanjit Singh there are no other employees at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended November 30, 2019 and 2018.

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

Plan of Operations

Our cash balance was $nil as of November 30, 2019 and $100 as of November 30, 2018. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Sukhmanjit Singh, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Singh, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

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

Within the next 24 months, Mikrocoze Inc. intends to begin to manufacture and sell Mikrocoze Inc. branded well-designed furniture that will transform any small space, particularly apartments and condos into beautiful and functional spaces. throughout the larger centers where micro living spaces are becoming more prevalent, such as New York, Los Angeles, Boston and Chicago primarily via our website, and eventually offer our products to other on-line furniture retailer such as Wayfair.com.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended November 30, 2019 and November 30, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended November 30, 2019 compared to the Fiscal Year Ended November 30, 2018

We generated no revenues for the year ended November 30, 2019; and as of November 30, 2018, we generated gross revenues of $2,715; consisting of $2,715 in gross sales less $1,381 in cost of goods sold resulting in net revenues of $1,334.

Expenses for the year ended November 30, 2019 totaled $23,773 consisting primarily of office and general expenses of $6,274; professional fees of $16,999; resulting in a net loss of $23,273. Expenses for the year ended November 30, 2018 totaled $24,874 consisting primarily of office and general expenses of $10,224; professional fees of $14,650 and less gross profit of $1,334; resulting in a net loss of $23,540. There were no significant changes in office and general expenses and professional fees between fiscal 2019 and 2018.

Capital Resources and Liquidity

Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of November 30, 2019, we had $nil of cash compared to $100 of cash as of November 30, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $80,701. As at November 30, 2019, the Company has a working capital deficit of $56,701.

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

Recent Accounting Pronouncements

The Company has adopted ASC 606 on December 1, 2018, Revenue from Contracts and Customers, and supersedes the existing revenue recognition of Topic 605. ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized equals the total consideration an entity expects to receive in return for the goods.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended November 30, 2019 and November 30, 2018, begins on page F-1 of this Annual Report on Form 10-K.

MIKROCOZE INC.
FINANCIAL STATEMENTS

November 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mikrocoze Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mikrocoze Inc. (“the Company”) as of November 30, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT
March 2, 2020

MIKROCOZE INC.
BALANCE SHEETS

	November 30, 2019	November 30, 2018

ASSETS

CURRENT ASSETS
Cash	$-	$100

TOTAL CURRENT ASSETS	$-	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,037	$797
Due to related party	55,664	32,731

TOTAL CURRENT LIABILITIES	56,701	33,528

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT	-	-
Common stock
Authorized:
200,000,000 shares of common stock, $0.001 par value, Issued and outstanding: 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(80,701)	(57,428)

TOTAL STOCKHOLDERS’ DEFICIT	(56,701)	(33,428)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$100

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.
STATEMENTS OF OPERATIONS

	Year ended November 30, 2019	Year ended November 30, 2018

REVENUE
Product sales	$-	$2,715
Cost of goods sold	-	(1,381)

GROSS PROFIT	-	1,334

OPERATING EXPENSES
General and administrative	6,274	10,224
Professional fees	16,999	14,650

TOTAL OPERATING EXPENSES	(23,773)	(24,874)

NET LOSS	(23,273)	(23,540)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2019 AND 2018

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, November 30, 2017	75,000,000	75,000	(51,000)	(2,144)	(33,888)	(12,032)

Subscription receivable from officer	-	-	-	2,144	-	2,144

Net loss for the year ending November 30, 2018	-	-	-	-	(23,540)	(23,540)

Balance, November 30, 2018	75,000,000	75,000	(51,000)	-	(57,428)	(33,428)

Net loss for the year ending November 30, 2019	-	-	-	-	(23,273)	(23,273)

Balance, November 30, 2019	75,000,000	$75,000	$(51,000)	$-	$(80,701)	$(56,701)

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.
STATEMENTS OF CASH FLOWS

	Year ended November 30, 2019	Year ended November 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(23,273)	$(23,540)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	22,908	20,831
Changes in operating assets and liabilities
Accounts payable	240	(421)

NET CASH USED IN OPERATING ACTIVITIES	(125)	(3,130)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable from officer	-	2,144
Related party advances	25	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	25	2,144

NET CHANGE IN CASH	(100)	(986)

CASH, BEGINNING OF PERIOD	100	1,086

CASH, END OF PERIOD	$-	$100

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $80,701. As at November 30, 2019, the Company has a working capital deficit of $56,701. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Commitments and Contingencies

On August 26, 2018 the Company signed (renewed) its lease for office space in Chesapeake, Virginia. The term of the lease is for automatic renewal on an annual basis at $79 per month.

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
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2019

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of November 30, 2019 and 2018, there were no common stock equivalents outstanding.

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
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2019, an entity controlled by the CEO paid expenses of $22,908 on behalf of the Company and advanced the Company $25. The total amount owed to the CEO or entities controlled by the CEO as of November 30, 2019 was $55,664 (November 30, 2018 - $32,731). The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

MIKROCOZE INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2019

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2019	November 30, 2018

Net loss before income taxes per financial statements	$(23,273)	$(23,540)
Income tax rate	21%	21%
Income tax recovery	(4,887)	(4,943)
Non-deductible	--	--
Valuation allowance change	4,887	4,943

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at November 30, 2019 and November 30, 2018, is as follows:

	November 30, 2019	November 30, 2018
Net operating loss carry-forward	$16,946	$12,059
Valuation allowance	(16,946)	(12,059)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of November 30, 2019, and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended November 30, 2019 and 2018 and no interest or penalties have been accrued as of November 30, 2019 and 2018. As of November 30, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. These loss carry-forwards will begin to expire in 2036.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of November 30, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Sukhmanjit Singh	35	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for years ended November 30, 2019 and November 30, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Sukhmanjit Singh	2018	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2018	-	-	-	-	-	0

Sukhmanjit Singh	2019	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2019	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019 or 2018. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2019 and November 30, 2018 for Mikrocoze Inc.

E
mployment Contracts

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended November 30, 2019 and November 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of November 30, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2019 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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
____________
(1) Based on 75,000,000 shares of common stock issued and outstanding as of November 30, 2019.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the period ended November 30, 2019, the CEO paid expenses of $22,908 on behalf of the Company and advanced the Company $25. The total amount owed to the CEO as of November 30, 2019 was $55,664 (November 30, 2018 - $32,731). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended November 30, 2019, audit fees were $10,900. For the period ended November 30, 2018, audit fees were $9,650.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

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

Mikrocoze Inc.

Dated: March 2, 2020	By:	/s/ Sukhmanjit Singh
Sukhmanjit Singh President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

March 2, 2020	/s/ Sukhmanjit Singh
Sukhmanjit Singh President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
_____________
[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2017.

[2] Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2017.

* Included in Exhibit 31.1

