Form 10-Q
period 2020-02-29
Mikrocoze Inc.
filed 2020-04-14
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of April 14, 2020 the registrant had 75,000,000 shares of common stock issued and 75,000,000 shares of common stock outstanding, par value $0.001.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MIKROCOZE INC.

FINANCIAL STATEMENTS

February 29, 2020

MIKROCOZE INC.

CONDENSED BALANCE SHEETS

	February 29, 2020	November 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$155	$-

TOTAL CURRENT ASSETS	$155	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,261	$1,037
Due to related party	57,439	55,664

TOTAL CURRENT LIABILITIES	65,700	56,701

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
Authorized: 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding: 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(89,545)	(80,701)

TOTAL STOCKHOLDERS’ DEFICIT	(65,545)	(56,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$155	$-

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended February 29, 2020	Three months ended February 28, 2019

REVENUE
Product sales	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	1,344	1,695
Professional fees	7,500	7,500

TOTAL OPERATING EXPENSES	(8,844)	(9,195)

NET LOSS	(8,844)	(9,195)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three-months ended February 29, 2020

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2019	75,000,000	$75,000	$(51,000)	$(80,701)	(56,701)

Net loss for the period ended February 29, 2020	-	-	-	(8,844)	(8,844)

Balance, February 29, 2020	75,000,000	$75,000	$(51,000)	$(89,545)	$(65,545)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three-month period ended February 28, 2019

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2018	75,000,000	$75,000	$(51,000)	$(57,428)	$(33,428)

Net loss for the period ended February 28, 2019	-	-	-	(9,195)	(9,195)

Balance, February 28, 2019	75,000,000	$75,000	$(51,000)	$(66,623)	$(42,623)

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-months ended February 29, 2020	Three-months ended February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,844)	$(9,195)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	1,445	7,363
Changes in operating assets and liabilities
Accounts payable	7,224	1,802

NET CASH USED IN OPERATING ACTIVITIES	(175)	(30)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	330	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	330	-

NET CHANGE IN CASH	155	(30)

CASH, BEGINNING OF PERIOD	-	100

CASH, END OF PERIOD	$155	$70

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MIKROCOZE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $89,545. As at February 29, 2020, the Company has a working capital deficit of $65,545. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2019 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending November 30, 2020.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2020 (Unaudited)

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 29, 2020 and February 28, 2019, there were no common stock equivalents outstanding.

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

MIKROCOZE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2020 (Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 29, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after November 30, 2019, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. [The Company has adopted the standard on December 1, 2019. The adoption of this standard did not have a material impact on the Company´s consolidated financial statements dated February 29, 2020.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended February 29, 2020, an entity controlled by the CEO paid expenses of $1,445 on behalf of the Company and advanced the Company $330. The total amount owed to the CEO, or entities controlled by the CEO, as of February 29, 2020 was $57,438 (November 30, 2019 - $56,701). The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month period ended February 29, 2020 and February 28, 2019 we had no revenues, or cost of goods sold.

Expenses for the three-month period ended February 29, 2020 totaled $8,844 resulting in a net loss of $8,844. The net loss for the three-month period ended February 29, 2020 is the result of expenses of $8,844, comprised of professional fees of $7,500; transfer agent expenses of $949; rent expenses of $209; telephone expense of $63; and bank service charges of $123. Expenses for the three-month period ended February 28, 2019 totaled $9,195 resulting in a net loss of $9,195. The net loss for the three-month period ended February 28, 2019 is the result of expense of $9,195, comprised of professional fees of $7,500; filing fees of $1,000; transfer agent expenses of $297; rent expenses of $300; telephone expense of $68; and bank service charges of $30. The decrease in expenses between February 29, 2020 and February 28, 2019 is primarily due to the decrease in filing fees.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues, we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations up to $75,000. However, this is not in writing and maybe rescinded at any time.

As of February 29, 2020, we had $155 in cash and $57,439 due to a related party. As of November 30, 2019, we had nil in cash, no inventory, and $55,664 due to a related party. Total liabilities as of February 29, 2020, were $65,700 compared to $56,701 in total liabilities at November 30, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 29, 2020, the Company owed $57,439 (November 30, 2019; $55,664) to its Chief Executive Officer. During the three-month period ended February 29, 2020 and February 28, 2019, the CEO, or entities controlled by the CEO, paid expenses of $1,445 and $7,363, respectively, on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 29, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MIKROCROZE INC.
(Registrant)

Date: April 14, 2020	By:	/s/ Sukhmanjit Singh
Sukhmanjit Singh
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

