Form 10-K
period 2020-11-30
Mikrocoze Inc.
filed 2021-02-25
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended November 30, 2020

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

As of February 24, 2021, the Company has 75,000,000 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

We are an early-stage company with the intention to engage in the business of designing, manufacturing and selling a line of well-designed micro-furniture that will transform any small space, particularly apartments and condominiums into beautiful functional spaces. We will endeavor to assist each customer in making every square foot of their space highly functional and attractive by presenting them with a proposed extensive collection of transforming designed to maximize any small space. We currently have no products; however, we have entered into a Master Manufacturing Agreement (“Agreement”) with, New Bharat Furniture House, located in Amritsar, India to produce our proposed line of micro-furniture. Mikrocoze entered into the Agreement on January 4, 2017. The term of the Agreement is for 5 years. There are no minimum purchases and Bharat Furniture will produce proposed micro-furniture products under the specification provided by Mikrocoze. Refer to a copy of Agreement in the Exhibit section of this offering.

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

During the next 12 months, Mikrocoze Inc. intends on developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin attempting to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore, the northeastern part of the United States is the ideal location to market the initial business and proposed product.

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

Corporate History

Mikrocoze Inc. was incorporated on August 17, 2016 under the laws of the State of Nevada. Sukhmanjit Singh has served as President and Chief Executive Officer, and Secretary of our company from August 17, 2016 to October 9, 2020.

On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President, CEO, CFO and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company.

Recent Developments

Capital Stock

Subsequent to the period on December 23, 2020, Mikrocoze, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001, to 500,000,000.

Industry Analysis/Competition

Market Analysis

Statistics and facts on Furniture Retail in the U.S.

Furniture retail in the United States is a very important aspect for the country’s economy. The global home goods industry refers to the manufacture, distribution and retail of home furniture, household decorative accessories, soft furnishings (draperies and curtains), appliances, cookware and gardening equipment. During the economic recession, the industry was negatively impacted as consumers cut back on non-essential spending, putting off home improvement projects due to lower disposable income. Furniture and home furnishings stores generated about 120.5 billion U.S. dollars-worth of sales in 2019.

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

The statistics shows the revenue of the apartment and condominium construction industry in the United States between 2003 and 2019. In 2019, this industry is expected to generate annual revenue of around 63.10 billion U.S. dollars.

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

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed micro-furniture.

Employees

On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company.

As of November 30, 2020, other than its current president, Mr. Terry Wilshire and Mr. Robert Dickenson, there are no other employees at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB trading platform and there has been no activity and therefore no data is available for the periods ended November 30, 2020 and 2019.

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

Business Overview

We are an early-stage company with the intention to engage in the business of designing, manufacturing and selling a line of well-designed micro-furniture that will transform any small space, particularly apartments and condominiums into beautiful functional spaces. We will endeavor to assist each customer in making every square foot of their space highly functional and attractive by presenting them with a proposed extensive collection of transforming designed to maximize any small space. We currently have produced a small number of test products and have had minimal sales during the period; We have entered into a Master Manufacturing Agreement (“Agreement”) with, New Bharat Furniture House, located in Amritsar, India to produce our proposed line of micro-furniture. Mikrocoze entered into the Agreement on January 4, 2017. The term of the Agreement is for 5 years. There are no minimum purchases and Bharat Furniture will produce proposed micro-furniture products under the specification provided by Mikrocoze.

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

During the next 12 months, Mikrocoze Inc. intends on continue developing the Mikrocoze Inc. proposed line of micro-furniture and, once such products are developed and exist, we will begin to distribute, market and sell via our web-site our proposed micro-furniture line in the major urban centers of the United States such as New York and Chicago, where density and housing costs are high and new affordable housing developments are creating micro-apartments. Therefore, the northeastern part of the United States is the ideal location to market the initial business and proposed product.

We have earned minimal revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Subsequent to year end, on December 7, 2020, Mikrocoze, Inc. (the “Company”), entered into a non-binding letter of intent (the “Letter of Intent”) with Instadose Pharma Corp. (“Instadose”) and holders of a majority of its outstanding shares (the “Shareholders”) for a potential transaction pursuant to which the Company would acquire 100% of the outstanding common shares of Instadose (the “Acquisition”) from the Shareholders in exchange for approximately 80% of the issued and outstanding shares of common stock of the Company following such exchange.

The parties intend that the closing of the Acquisition occur no later than 90 days after the execution of the definitive transaction documents (the “Definitive Documents”), subject to extension by the parties. Closing of the Acquisition would be subject to a number of conditions, including but not limited to, approval of the Acquisition by the shareholders of the Company and Instadose, obtaining necessary third-party approvals, and no material adverse change occurring in the Company or Instadose.

The parties have agreed to an exclusivity period of ninety (90) days from the date of the Letter of Intent, during which negotiations leading to the execution of Definitive Agreement shall be undertaken in good faith and in a mutually exclusive manner and that neither party will circumvent the other during such negotiations.

Plan of Operations

Our cash balance was $65 as of November 30, 2020 and $nil as of November 30, 2019. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Sukhmanjit Singh, our former President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Singh, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company.

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

Our plan of operation for the twelve months following the date of this prospectus is to (i) complete Phase I of our program, which is to further develop our a business relationship with the our furniture manufacture, New Bharat Furniture House , and run an initial production for marketing and testing purposes while we conduct marketing studies, and begin to initiate traditional and social media marketing in order to generate interest in Mikrocoze’s proposed furniture line; and (ii) negotiate and enter into an licensing agreement with a third party home design software firm that will enable our customers to design and create high quality 2D and 3D floor plans and to allow potential customers to experiment with our proposed products and color and textures to design their space. Complete an upgrade to our website to incorporate our proposed products and tools to assist customers in their planning begin. Identify a marketing firm to assist in marketing our proposed product line via traditional radio, print, television and social media. In order to execute Phases I and II of our development program as outlined below, we anticipate spending $500,000 on program development, professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phases I and II of our development program. Total expenditures over the next 12 - 14 months are therefore expected to be approximately $500,000. If we experience a shortage of funds prior to funding during the next 12 -14 months, we may utilize funds from Mr. Singh, our former Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed. If we receive only nominal funds from this offering, we plan to operate on a limited basis for the limited purpose of meeting our reporting obligations to the Securities and Exchange Commission. No such plan exists at this time in case of such contingency, and we cannot guarantee we would be able to raise additional funding if only nominal funding is obtained from this offering.

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

The Company is currently evaluating its current operations and direction of the Company. Subsequent to November 30, 2020 , on December 7, 2020, Mikrocoze, Inc. (the “Company”), entered into a non-binding letter of intent (the “Letter of Intent”) with Instadose Pharma Corp. (“Instadose”) and holders of a majority of its outstanding shares (the “Shareholders”) for a potential transaction pursuant to which the Company would acquire 100% of the outstanding common shares of Instadose (the “Acquisition”) from the Shareholders in exchange for approximately 80% of the issued and outstanding shares of common stock of the Company following such exchange. Review on proposed acquisition is ongoing and no final decision has been made.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended November 30, 2020 and November 30, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended November 30, 2020 compared to the Fiscal Year Ended November 30, 2019

We generated no revenues for the years ending November 30, 2020 and 2019.

Expenses for the year ended November 30, 2020 totaled $25,657 consisting primarily of office and general expenses of $7,697; professional fees of $17,960; resulting in a net loss of $25,657. Expenses for the year ended November 30, 2019 totaled $23,773 consisting primarily of office and general expenses of $6,274; professional fees of $16,999; resulting in a net loss of $23,773. There were no significant changes in office and general expenses and professional fees between fiscal 2020 and 2019.

Capital Resources and Liquidity

Since our former sole director and current directors maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of November 30, 2020, we had $65 of cash compared to $Nil of cash as of November 30, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $106,358. As at November 30, 2020, the Company has a working capital deficit of $82,358.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended November 30, 2020 and November 30, 2019, begins on page F-1 of this Annual Report on Form 10-K.

MIKROCOZE INC.

FINANCIAL STATEMENTS

November 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mikrocoze Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mikrocoze Inc. (“the Company”) as of November 30, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses each year from inception through November 30, 2020 and expects to incur additional losses in the future. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of private placements and advances from related parties as may be required, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

February 24, 2021

MIKROCOZE INC.

BALANCE SHEETS

	November 30, 2020	November 30, 2019

ASSETS

CURRENT ASSETS
Cash	$65	$-

TOTAL CURRENT ASSETS	$65	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$338	$1,037
Due to related party	82,085	55,664

TOTAL CURRENT LIABILITIES	82,423	56,701

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT	-	-
Common stock
Authorized:
500,000,000 shares of common stock, $0.001 par value, Issued and outstanding: 75,000,000 and 75,000,000 shares of common stock (refer Note 3)	75,000	75,000
Additional paid-in capital	(51,000)	(51,000)
Accumulated deficit	(106,358)	(80,701)

TOTAL STOCKHOLDERS’ DEFICIT	(82,358)	(56,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$65	$-

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENTS OF OPERATIONS

	Year ended November 30, 2020	Year ended November 30, 2019

REVENUE
Product sales	$-	$-
Cost of goods sold	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	7,697	6,274
Professional fees	17,960	16,999

TOTAL OPERATING EXPENSES	(25,657)	(23,733)

NET LOSS	(25,657)	(23,273)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2020 AND 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2018	75,000,000	75,000	$(51,000)	$(57,428)	$(33,428)

Net loss for the year ending November 30, 2019	-	-	-	(23,273)	(23,273)

Balance, November 30, 2019	75,000,000	75,000	$(51,000)	$(80,701)	$(56,701)

Net loss for the year ending November 30, 2020	-	-	-	(25,657)	(25,657)

Balance, November 30, 2020	75,000,000	$75,000	$(51,000)	$(106,358)	$(82,358)

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC.

STATEMENTS OF CASH FLOWS

	Year ended November 30, 2020	Year ended November 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,657)	$(23,273)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	26,091	22,908
Changes in operating assets and liabilities
Accounts payable	(647)	(240)

NET CASH USED IN OPERATING ACTIVITIES	213	(125)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable from officer	-	-
Related party advances	330	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	330	25

NET CHANGE IN CASH	117	(100)

CASH, BEGINNING OF PERIOD	(52)	100

CASH, END OF PERIOD	$65	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mikrocoze Inc. was incorporated in the State of Nevada as a for-profit Company on August 17, 2016 and established a fiscal year end of November 30. The Company is organized to sell micro-furniture that is designed to maximize any small space and to sell its products via the internet.

On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $106,358. As at November 30, 2020, the Company has a working capital deficit of $82,358. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2020

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of November 30, 2020 and 2019, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2020

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

NOTE 3 – COMMON STOCK

The Company is authorized to issue 500,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current period.

Subsequent to year end, on December 23, 2020, Mikrocoze, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001 to 500,000,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended November 30, 2020, an entity controlled by the former CEO paid expenses of $26,091 on behalf of the Company and advanced the Company $330. The total amount owed to the former CEO, or entities controlled by the former CEO, as of November 30, 2020 was $82,085 (November 30, 2019 - $55,664). The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 26, 2018 the Company signed (renewed) its lease for office space in Chesapeake, Virginia. The term of the lease is for an automatic renewal on an annual basis at $79 per month.

NOTE 6– INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2020	November 30, 2019

Net loss before income taxes per financial statements	$(25,657)	$(23,273)
Income tax rate	21%	21%
Income tax recovery	(5,388)	(4,887)
Non-deductible	--	--
Valuation allowance change	5,388	4,887

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at November 30, 2020 and November 30, 2019, is as follows:

	November 30, 2020	November 30, 2019
Net operating loss carry-forward	$22,334	$16,946
Valuation allowance	(22,334)	(16,946)

Net deferred income tax asset	$–	$–

MIKROCOZE INC. NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2020

NOTE 6– INCOME TAXES (continued)

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

As of November 30, 2020, and 2019, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended November 30, 2020 and 2019 and no interest or penalties have been accrued as of November 30, 2020 and 2019. As of November 30, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. These loss carry-forwards will begin to expire in 2036.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the period, on December 7, 2020, Mikrocoze, Inc. (the “Company”), entered into a non-binding letter of intent (the “Letter of Intent”) with Instadose Pharma Corp. (“Instadose”) and holders of a majority of its outstanding shares (the “Shareholders”) for a potential transaction pursuant to which the Company would acquire 100% of the outstanding common shares of Instadose (the “Acquisition”) from the Shareholders in exchange for approximately 80% of the issued and outstanding shares of common stock of the Company following such exchange.

The parties intend that the closing of the Acquisition occur no later than 90 days after the execution of the definitive transaction documents (the “Definitive Documents”), subject to extension by the parties. Closing of the Acquisition would be subject to a number of conditions, including but not limited to, approval of the Acquisition by the shareholders of the Company and Instadose, obtaining necessary third party approvals, and no material adverse change occurring in the Company or Instadose.

The parties have agreed to an exclusivity period of ninety (90) days from the date of the Letter of Intent, during which negotiations leading to the execution of Definitive Agreement shall be undertaken in good faith and in a mutually exclusive manner and that neither party will circumvent the other during such negotiations.

Subsequent to the period on December 23, 2020, Mikrocoze, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001, to 500,000,000.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of November 30, 2020, management determined material weaknesses existed related to our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of November 30, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Terry Wilshire	64	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer , Treasurer, Secretary and Director

Robert Dickenson	65	Vice-President and Director.

Business Experience

On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company. (Refer 8-K filed on November 6, 2020)

Terry Wilshire is currently responsible for Global Risk assessment and Corporate Social Responsibility at Instadose Pharm Corp. Mr. Wilshire has over 40 years’ experience in Enterprise Risk analysis, management and design, Fraud mitigation, Big Data, Customer/Vendor and Market strategies. Most recently, Mr. Wilshire served as Director at TransUnion of Canada for 25 years and was designated the only Industry Expert in North America. Prior to that he held roles of increasing responsibility at Dun and Bradstreet for 15 years including Regional Director. He has served and chaired many different industry boards. Mr. Wilshire holds a bachelor’s degree from the University of Manitoba and has achieved numerous accomplishments/ awards over the years in Risk and Fraud Guardianship, Marketing, Credit, Identity Management, Risk based pricing solutions, Revenue over-achievement and background screening.

Robert Dickenson is the co-founder and president of the Canadian Auto Auction Group, now ADESA Canada. He built a successful chain of 10 standalone state-of-the-art facilities amid hundreds of acres of surrounding land across Canada and in the United States. His clients in this enterprise, known as the stock exchange of the auto industry, included automobile manufacturers, captive finance, financial institutions, and automobile dealers. Robert Dickenson is an award-winning auctioneer of standardbred racehorses, automobiles, and other highly valued commodities. His keen judgement and sense of fairness render him an asset in any negotiation or business transaction.

Director Independence

Our board of directors is currently composed of two members, Mr. Wilshire and Mr. Dickenson, do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Wilshire or Mr. Dickenson, other business interests and their involvement with Mikrocoze Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Mikrocoze Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for years ended November 30, 2020 and November 30, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
		-	-	-	-	-	0
Sukhmanjit Singh*	2019	-	-	-	-	-	0
Former President, Chief Executive Officer, Secretary, Treasurer	2020	-	-	-	-	-	0
Terry Wilshire President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Treasurer, Secretary, Director	2020	-	-	-	-	-	0
Robert Dickenson Vice-President, Directors	2020	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 or 2019. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended November 30, 2020 and November 30, 2019 for Mikrocoze Inc.

*On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company. (Refer 8-K filed on November 6, 2020)

Employment Contracts

At this time, Mikrocoze has not entered into any employment agreements with its officers and directors. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended November 30, 2020 and November 30, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sukhmanjit Singh (former)*	0	0	0	0	0	0	0
Terry Wilshire	0	0	0	0	0	0	0
Robert Dickenson	0	0	0	0	0	0	0

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

*On October 9, 2020, the existing director and officer of the Company resigned effective immediately. Accordingly, Sukhmanjit Singh, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the resignation, Mr. Terry Wilshire consented to act as the new President and Member of the Board of Directors of the Company and Robert Dickenson consented to act as the new Vice President and Member of the Board of Directors of the Company. (Refer 8-K filed on November 6, 2020)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of November 30, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of November 30, 2020 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Terry Wilshire – President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Treasurer, Secretary, Director	0	0%

Robert Dickenson – Vice President, Directors	0	0
Ranko Mikulic - beneficial owner of 5% of more	50,000,000	66.66%
All officers, directors and beneficial owner of 5% as a group	50,000,000	66.66%

(1) Based on 75,000,000 shares of common stock issued and outstanding as of November 30, 2020.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the period ended November 30, 2020, an entity controlled by the former CEO paid expenses of $26,091 on behalf of the Company and advanced the Company $330. The total amount owed to the former CEO, or entities controlled by the former CEO, as of November 30, 2020 was $82,085 (November 30, 2019 - $55,664). The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended November 30, 2020, audit fees were $13,900. For the period ended November 30, 2019, audit fees were $11,400.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

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

Mikrocoze Inc.

Dated: February 24, 2021	By:	/s/ Terry Wilshire
Terry Wilshire President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Terry Wilshire	February 24, 2021
Terry Wilshire President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_____________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on May 30, 2017.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

