Form 10-K/A
period 2020-11-30
Instadose Pharma Corp.
filed 2021-05-06
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-216292

INSTADOSE PHARMA CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-3599639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1545Crossways Blvd., Suite 250 Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 701- 4342

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

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

 EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended November 30, 2020 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on February 25, 2021 (the “Original Form 10-K”). The cover page of the Original Form 10-K showed the incorrect designation as to whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act). The correct box that should have been designated is yes, as the registrant is a shell company, (rather than the box that was checked no, as originally shown, as the result of a typographical error), each as indicated on the cover page of this Amendment No. 1.

No changes are hereby made to the registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

2

EXHIBIT INDEX

Exhibit No.
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

* Included in Exhibit 31.1

** Included in Exhibit 32.1

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2021	Instadose Pharma Corp.

	By:	/s/ Terry Wilshire
	Name:	Terry Wilshire
	Title:	President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Terry Wilshire	President and Director	May 5, 2021
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

4