Form 10-Q/A
period 2021-02-28
Instadose Pharma Corp.
filed 2021-05-06
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Form 10-Q for the quarterly period ended February 28, 2021, (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-Q as filed with the Securities and Exchange Commission on April 14, 2021 (the “Original Form 10-Q”). The cover page of the Original Form 10-Q showed the incorrect designation as to whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. The correct box that should have been designated is yes, as the registrant is a shell company, (rather than the box that was checked no, as originally shown, as the result of a typographical error), as indicated on the cover page of this Amendment No. 1.

No changes are hereby made to the registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 1350 certifications and updated XBRL data under Item 6 of Part II of this Amendment No. 1, no changes have been made to the Original Form 10-Q or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-Q.

2

 EXHIBIT INDEX

Exhibit No.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

___________________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instadose Pharma Corp. (formerly Mikrocoze Inc.) (Registrant)

Date: May 5, 2021	By:	/s/ Terry Wilshire
	Name:	Terry Wilshire
	Title:	President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

4