Form 10-Q
period 2021-05-31
Instadose Pharma Corp.
filed 2021-07-14
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

Commission File Number 333-216292

INSTADOSE PHARMA CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-3599639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 Crossways Blvd., Suite 250, Chesapeake, Virginia, 23320-0210

(Address of principal executive offices)(Zip Code)

(800) 701-4342

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” ,“smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, $0.0001 Par Value	INSD	OTCBB

As of July 14, 2021 the registrant had 75,000,000 shares of common stock issued and 75,000,000 shares of common stock outstanding, par value $0.0001.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

INSTADOSE PHARMA CORP.

(formerly Mikrocoze Inc.)

FINANCIAL STATEMENTS

May 31, 2021

3

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED BALANCE SHEETS

	May 31, 2021	November 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5	$65

TOTAL ASSETS	$5	$65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,279	$338
Due to related party	51,130	82,085

TOTAL CURRENT LIABILITIES	60,409	82,423

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
1,000,000 shares of preferred stock, $0.0001 par value -none issued 700,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding:
75,000,000 and 75,000,000 shares of common stock	7,500	7,500
Additional paid-in capital	98,585	16,500
Accumulated deficit	(166,489)	(106,358)

TOTAL STOCKHOLDERS’ DEFICIT	(60,404)	(82,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5	$65

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31, 2021	Three months ended May 31, 2020	Six months ended May 31, 2021	Six months ended May 31, 2020

REVENUE
Product sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	$9,187	$1,362	$11,571	$2,706
Professional fees	38,775	3,400	48,560	10,900

TOTAL OPERATING EXPENSES	(47,962)	(4,762)	(60,131)	(13,606)

NET LOSS	(47,962)	(4,762)	(60,131)	(13,606)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Six month periods ended May 31, 2021

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2020	75,000,000	$7,500	$16,500	$(106,358)	(82,358)

Loan forgiveness – related party	-	-	82,085		82,085

Net loss for the period ended February 28, 2021	-	-	-	(12,169)	(12,169)

Balance, February 28, 2021	75,000,000	$7,500	$98,585	$(118,527)	$(12,442)

Net loss for the period ended May 31, 2021	-	-	-	(47,962)	(47,962)

Balance, May 31, 2021	75,000,000	$7,500	$98,585	$(166,489)	$(60,404)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six month periods ended May 31, 2020

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2019	75,000,000	$7,500	$16,500	$(80,701)	$(56,701)

Net loss for the period ended February 29, 2020	-	-	-	(8,844)	(8,844)

Balance, February 29, 2020	75,000,000	$7,500	$16,500	$(89,545)	$(65,545)

Net loss for the period ended May 31, 2020	-	-	-	(4,762)	(4,762)

Balance, May 31, 2020	75,000,000	$7,500	$16,500	$(94,307)	$(70,307)

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-months ended May 31, 2021	Six-months ended May 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(60,131)	$(13,606)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	51,130	9,410
Changes in operating assets and liabilities
Accounts payable	8,941	3,991

NET CASH USED IN OPERATING ACTIVITIES	(60)	(205)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	-	330

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	330

NET CHANGE IN CASH	(60)	125

CASH, BEGINNING OF PERIOD	65	-

CASH, END OF PERIOD	$5	$125

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Forgiveness of related party debt	$82,085	$-

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2021 (Unaudited)

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

On March 4, 2021, Mikrocoze, Inc. filed a Certificate of Amendment with the Secretary of State of Nevada effecting a name change on March 11, 2021 to Instadose Pharma Corp. Further on March 11, 2021, the Financial Industry Regulatory Authority approved the name change and trading symbol to “INSD”. InstadosePharma Corp is now focused on growth and acquisition of pharmaceutical grade agricultural products.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $166,489. As at May 31, 2021, the Company has a working capital deficit of $60,404. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2020 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending November 30, 2021.

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

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2021 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) approval of both parties, (ii) the goods or services associated with transaction must be identified, (iii) identification of the transaction price, (iv) the contract has commercial substance, and (v) the performance obligation is satisfied — generally when products are shipped to the customer. Revenues to consists of revenue earned from the sale of medical grade agricultural products and is recognized at the time the product is shipped to the customer.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of May 31, 2021 and May 31, 2020, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2021 (Unaudited)

NOTE 3 – COMMON STOCK

The Company is authorized to issue 700,000,000 common shares with a par value of $0.0001 per share. The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. There were no issuances of common stock during the current period.

On December 23, 2020, Mikrocoze, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001 to 500,000,000.

On June 10, 2021, Instadose Pharma Corp. (the “Company”), filed with the Secretary of State of the State of Nevada an amendment to its articles of incorporation (the “Amendment”) to increase the authorized common stock from 500,000,000 shares to 700,000,000 shares, par value $0.0001 per share. The Amendment also authorized the Company to issue up to 1,000,000 shares of blank check preferred stock, par value $0.0001 per share. The financial statements have been retroactively re-stated to show the change in par value.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended May 31, 2021, the CEO paid expenses of $33,930 on behalf of the Company. The total amount owed to the CEO as of May 31, 2021, was $51,130, which includes $17,200 in accrued management fees. (November 30, 2020 - $82,085- owed by the previous CEO). The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

On February 28, 2021, the former CEO of the Company forgave all related party loans to the Company totaling $82,085. This was reflected as an increase in Additional-Paid-In-Capital in the financial statements.

On March 30, 2021, Instadose Pharma Corp. (the “Company”) entered into an executive employment agreement (the “Agreement”) with the Company’s President, Terry Wilshire, effective as of April 15, 2021 (the “Executive”), pursuant to which Mr. Wilshire will continue to serve in such position. Pursuant to the terms of the Agreement, the employment of Executive terminates on December 31, 2021, but the term automatically extends year to year thereafter unless earlier terminated by either party not later than thirty (30) days prior to December 31st.

In consideration therefore, Executive will be paid a base salary of $8,000 per month. Said base salary shall not be decreased without his prior written consent. Executive will also receive a $600 car allowance (together with the monthly salary, the “Base Salary”).

Upon termination by Executive of his employment for good reason or by the Company for any reason other than for “cause”, the Executive shall be entitled to his Base Salary through the end of the applicable term of the Agreement. Cause is defined in the Agreement as, among others, any act or omission that constitutes a material breach which is not cured following notice by the Company and the willful and continued refusal of Executive to satisfactorily perform his duties, which failure continues after notice and the conviction of any felony or crime involving dishonesty.

The Employment Agreement contains customary confidentiality provisions during and after the term of employment of Executive. Executive also agreed that during the term of his employment with the Company and for one year thereafter he will not engage in any business which competes with the business of the Company. As of May 31, 2021 the Company owed the CEO $17,200 in management fees.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 26, 2018 the Company signed (renewed) its lease for office space in Chesapeake, Virginia. The term of the lease is for an automatic renewal on a monthly basis at $79 per month.

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

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS MAY 31, 2021 (Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

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

The parties have agreed to an exclusivity period of ninety (90) days from the date of the Letter of Intent, during which negotiations leading to the execution of Definitive Agreement shall be undertaken in good faith and in a mutually exclusive manner and that neither party will circumvent the other during such negotiations. As of the filing of this report the Definitive Agreement has not been completed. An Amendment has been signed by both parties to extend the time in order to complete the audit of the seller. The anticipated consummation of the contemplated transaction is July 31, 2021.

NOTE 6 – SUBSEQUENT EVENTS

On June 10, 2021, Instadose Pharma Corp. (the “Company”), filed with the Secretary of State of the State of Nevada an amendment to its articles of incorporation (the “Amendment”) to increase the authorized common stock from 500,000,000 shares to 700,000,000 shares, par value $0.0001 per share. The Amendment also authorized the Company to issue up to 1,000,000 shares of blank check preferred stock, par value $0.0001 per share. The financial statements have been retroactively re-stated to show the change in par value.

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

On March 30, 2021, Instadose Pharma Corp. (the “Company”) entered into an executive employment agreement (the “Agreement”) with the Company’s President, Terry Wilshire, effective as of April 15, 2021 (the “Executive”), pursuant to which Mr. Wilshire will continue to serve in such position. Pursuant to the terms of the Agreement, the employment of Executive terminates on December 31, 2021, but the term automatically extends year to year thereafter unless earlier terminated by either party not later than thirty (30) days prior to December 31st.

In consideration therefore, Executive will be paid a base salary of $8,000 per month. Said base salary shall not be decreased without his prior written consent. Executive will also receive a $600 car allowance (together with the monthly salary, the “Base Salary”).

Upon termination by Executive of his employment for good reason or by the Company for any reason other than for “cause”, the Executive shall be entitled to his Base Salary through the end of the applicable term of the Agreement. Cause is defined in the Agreement as, among others, any act or omission that constitutes a material breach which is not cured following notice by the Company and the willful and continued refusal of Executive to satisfactorily perform his duties, which failure continues after notice and the conviction of any felony or crime involving dishonesty.

The Employment Agreement contains customary confidentiality provisions during and after the term of employment of Executive. Executive also agreed that during the term of his employment with the Company and for one year thereafter he will not engage in any business which competes with the business of the Company.

Instadose Pharma Corp is focused on growth and acquisition of pharmaceutical grade agricultural products.

During the remainder of the year (If COVID-19 restrictions allow), the Company believes that is proposed acquisition of Instadose Pharma Corp. (private Corp.). will be completed by the end of July 2021. The Company intends to focus on growth and acquisition of pharmaceutical grade agriculture products continue its ongoing research. COVID-19 restrictions are beginning to lift in North America and the Company believes that there will only be minor disruption to the proposed on-going operations of the Company and will not affect it sales, operations and financings for the foreseeable future.

Results of Operations

For the three-month period ended May 31, 2021 and May 31, 2020 we had no revenues, or cost of goods sold.

Expenses for the three-month period ended May 31, 2021 totaled $47,962 resulting in a net loss of $47,962. The net loss for the three-month period ended May 31, 2021 is the result of expenses of $47,962, comprised of professional fees of $38,775 which includes $17,200 in management fees; transfer agent expenses of $3,092; filing fees of $6,065; and bank service charges of $30. Expenses for the three-month period ended May 31, 2020 totaled $4,762 resulting in a net loss of $4,762. The net loss for the three-month period ended May 31, 2020 is the result of expense of $4,762, comprised of professional fees of $3,400; filing fees of $573; transfer agent expenses of $427; rent expenses of $266; telephone expense of $66; and bank service charges of $30. The increase in expenses between May 31, 2021 and May 31, 2020 is primarily due to the increase in professional fees due to the implementation of management fees during the period and the Company making application to list with OTC Markets.

For the six-month period ended May 31, 2021 and May 31, 2020 we had no revenues, or cost of goods sold.

Expenses for the six-month period ended May 31, 2021 totaled $60,131 resulting in a net loss of $60,131. The net loss for the six-month period ended May 31, 2021 is the result of expenses of $60,131, comprised of professional fees of $48,560, which includes $17,200 in management fees; transfer agent expenses of $4,663; filing fees of $6,848; and bank service charges of $60. Expenses for the six-month period ended May 31, 2020 totaled $13,606 resulting in a net loss of $13,606. The net loss for the six-month period ended May 31, 2020 is the result of expense of $13,606, comprised of professional fees of $10,900; filing fees of $573; transfer agent expenses of $1,377; rent expenses of $475; telephone expense of $128; and bank service charges of $153. The increase in expenses between May 31, 2021 and May 31, 2020 is primarily due to the increase in professional fees due to the implementation of management fees during the period and the Company making application to list with OTC Markets.

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

As of May 31, 2021, we had $5 in cash and $51,130 due to a related party. As of November 30, 2020, we had 65 in cash, and $82,085 due to a related party, the former president/director of the Company . Total liabilities as of May 31, 2021, were $60,409 compared to $82,423 at November 30, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2021, the Company owed $51,130, which includes $17,200 in accrued management fees. (November 30, 2020; $82,085 owed to the previous CEO of the Company) to its current Chief Executive Officer. During the six-month period ended May 31, 2021 and May 31, 2020, the CEO, paid expenses of $33,930 and $9,410, respectively, on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

On February 28, 2021, the former CEO of the Company forgave all related party loans to the Company totaling $82,085. This was reflected as an increase in Additional-Paid-In-Capital in the financial statements.

The Company is investigating the possibility of changing its business model. On December 7, 2020, Mikrocoze, Inc. (the “Company”), entered into a non-binding letter of intent (the “Letter of Intent”) with Instadose Pharma Corp. (“Instadose”) and holders of a majority of its outstanding shares (the “Shareholders”) for a potential transaction pursuant to which the Company would acquire 100% of the outstanding common shares of Instadose (the “Acquisition”) from the Shareholders in exchange for approximately 80% of the issued and outstanding shares of common stock of the Company following such exchange. As of the filing of this report a Definitive Agreement has not been completed. The anticipated consummation of the contemplated transaction is July 31, 2021.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

On June 10, 2021, Instadose Pharma Corp. (the “Company”), filed with the Secretary of State of the State of Nevada an amendment to its articles of incorporation (the “Amendment”) to increase the authorized common stock from 500,000,000 shares to 700,000,000 shares, par value $0.0001 per share, The Amendment also authorized the Company to issue up to 1,000,000 shares of blank check preferred stock, par value $0.0001 per share.

On March 30, 2021, Instadose Pharma Corp. (the “Company”) entered into an executive employment agreement (the “Agreement”) with the Company’s President, Terry Wilshire, effective as of April 15, 2021 (the “Executive”), pursuant to which Mr. Wilshire will continue to serve in such position. Pursuant to the terms of the Agreement, the employment of Executive terminates on December 31, 2021, but the term automatically extends year to year thereafter unless earlier terminated by either party not later than thirty (30) days prior to December 31st.

In consideration therefore, Executive will be paid a base salary of $8,000 per month. Said base salary shall not be decreased without his prior written consent. Executive will also receive a $600 car allowance (together with the monthly salary, the “Base Salary”).

Upon termination by Executive of his employment for good reason or by the Company for any reason other than for “cause”, the Executive shall be entitled to his Base Salary through the end of the applicable term of the Agreement. Cause is defined in the Agreement as, among others, any act or omission that constitutes a material breach which is not cured following notice by the Company and the willful and continued refusal of Executive to satisfactorily perform his duties, which failure continues after notice and the conviction of any felony or crime involving dishonesty.

The Employment Agreement contains customary confidentiality provisions during and after the term of employment of Executive. Executive also agreed that during the term of his employment with the Company and for one year thereafter he will not engage in any business which competes with the business of the Company. The Company owes it’s CEO $17,200 in management fees for the period ended May 31, 2021

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

8

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTADOSE PHARMA CORP. (formerly Mikrocoze Inc.) (Registrant)

Date: July 14, 2021	By:	/s/ Terry Wilshire
Terry Wilshire
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

