Form 10-Q
period 2021-08-31
Instadose Pharma Corp.
filed 2021-10-13
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 13, 2021 the registrant had 75,001,200 shares of common stock issued and 75,001,200 shares of common stock outstanding, par value $0.0001.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

INSTADOSE PHARMA CORP.

(formerly Mikrocoze Inc.)

FINANCIAL STATEMENTS

August 31, 2021

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED BALANCE SHEETS

	August 31, 2021	November 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$65

TOTAL ASSETS	$-	$65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$24,259	$338
Due to related party	88,974	82,085

TOTAL CURRENT LIABILITIES	113,233	82,423

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized, 75,000,000 and 75,000,000 shares issued and outstanding, respectively	7,500	7,500
Additional paid-in capital	98,585	16,500
Accumulated deficit	(219,318)	(106,358)

TOTAL STOCKHOLDERS’ DEFICIT	(113,233)	(82,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$65

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2021	Three months ended August 31, 2020	Nine months ended August 31, 2021	Nine months ended August 31, 2020

REVENUE
Product sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	$2,704	$583	$14,275	$3,289
Professional fees	50,125	3,560	98,685	14,460

TOTAL OPERATING EXPENSES	(52,829)	(4,143)	(112,960)	(17,749)

NET LOSS	(52,829)	(4,143)	(112,960)	(17,749)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,000,000	75,000,000	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Nine month periods ended August 31, 2021

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2020	75,000,000	$7,500	$16,500	$(106,358)	(82,358)

Loan forgiveness – related party	-	-	82,085		82,085

Net loss for the period ended February 28, 2021	-	-	-	(12,169)	(12,169)

Balance, February 28, 2021	75,000,000	$7,500	$98,585	$(118,527)	$(12,442)

Net loss for the period ended May 31, 2021	-	-	-	(47,962)	(47,962)

Balance, May 31, 2021	75,000,000	$7,500	$98,585	$(166,489)	$(60,404)

Net loss for the period ended August 31, 2021	-	-	-	(52,829)	(52,829)

Balance, August 31, 2021	75,000,000	$7,500	$98,585	$(219,318)	$(113,233)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine month period ended August 31, 2020

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, November 30, 2019	75,000,000	$7,500	$16,500	$(80,701)	$(56,701)

Net loss for the period ended February 29, 2020	-	-	-	(8,844)	(8,844)

Balance, February 29, 2020	75,000,000	$7,500	$16,500	$(89,545)	$(65,545)

Net loss for the period ended May 31, 2020	-	-	-	(4,762)	(4,762)

Balance, May 31, 2020	75,000,000	$7,500	$16,500	$(94,307)	$(70,307)

Ne Loss for the period ended August 31, 2020				(4,143)	(4,143)

Balance, August 31, 2020	75,000,000	$7,500	$16,500	$(98,450)	$(74,450)

The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP.

(Formerly Mikrocoze Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-months ended August 31, 2021	Nine-months ended August 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(112,960)	$(17,749)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	88,974	12,046
Changes in operating assets and liabilities
Accounts payable	23,921	5,468

NET CASH USED IN OPERATING ACTIVITIES	(65)	(235)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	-	330

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	330

NET CHANGE IN CASH	(65)	95

CASH, BEGINNING OF PERIOD	65	-

CASH, END OF PERIOD	$0	$95

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Forgiveness of related party debt	$82,085	$-

 The accompanying notes are an integral part of these condensed financial statements.

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2021 (Unaudited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $219,318. As at August 31, 2021, the Company has a working capital deficit of $113,233. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended November 30, 2020 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the year ending November 30, 2021.

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

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2021 (Unaudited)

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of August 31, 2021 and August 31, 2020, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2021 (Unaudited)

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 700,000,000 common shares with a par value of $0.0001 per share. The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. There were no issuances of common stock during the current period. The change in par value has been retroactively re-stated for all periods presented.

On December 23, 2020, Mikrocoze, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada increasing the authorized shares of common stock, par value $0.001 to 500,000,000.

On June 10, 2021, Instadose Pharma Corp. (the “Company”), filed with the Secretary of State of the State of Nevada an amendment to its articles of incorporation (the “Amendment”) to increase the authorized common stock from 500,000,000 shares to 700,000,000 shares, par value $.0001 per share. The Amendment also authorized the Company to issue up to 1,000,000 shares of blank check preferred stock, par value $.0001 per share. The financial statements have been retroactively re-stated to show the change in par value.

During the period the Company agreed to sell 1,000 shares of the Company’s common stock at $1.00 per share to 10 shareholders. No cash was received and shares were issued subsequent to the period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended August 31, 2021, the CEO paid expenses of $45,974 on behalf of the Company. The total amount owed to the CEO as of August 31, 2021, was $88,974 (November 30, 2020 - $82,085- owed by the previous CEO), which includes $43,000 in accrued management fees. The amounts due to related parties are unsecured and non-interest-bearing with no set terms of repayment.

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

The Employment Agreement contains customary confidentiality provisions during and after the term of employment of Executive. Executive also agreed that during the term of his employment with the Company and for one year thereafter he will not engage in any business which competes with the business of the Company. As of August 31, 2021 the Company owed the CEO $43,000 in management fees.

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2021 (Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

Plan of Arrangement

On September 1, 2021, Instadose Pharma Corp., a Nevada corporation (the “Company”), entered into a plan of arrangement (the “Agreement”) with Instadose Pharma Corp., a corporation organized under the laws of Canada (“Instadose”). Upon the satisfaction of the conditions set forth in the Agreement, the Company will acquire all of the issued and outstanding shares of common stock (the “Shares”) of Instadose. The consideration to be paid for each Share shall be 1.34 shares of common stock of the Company.

Instadose is building a large-scale commercial outdoor growing, cultivation, production, and global distribution platform (the “Global Distribution Platform”) for medicinal cannabis and cannabinoid oil. Utilizing the Global Distribution Platform, Instadose will be seeking to open the commercial gateway to a new wholesale marketplace capable of providing pharmaceutical industry companies with large, sustainable, consistent, diverse, and low‑cost supplies of high‑quality medicinal cannabis and cannabinoid oil for use in bulk as an active pharmaceutical ingredient.

Instadose’s Global Distribution Platform spans five (5) world continents to date, including Africa, Europe, Asia, South America, and North America (each, a “Continent”). Within each Continent, Instadose is establishing operational subsidiaries and joint venture partnerships to secure access to government-issued licenses and permits in countries such as The Democratic Republic of the Congo, the Republic of North Macedonia, the Portuguese Republic, the Republic of India, Colombia, Mexico, and Canada, each seeking to increase their level of participation within the global Medicinal Cannabis industry.

Upon consummation of the transaction, the Company will no longer be considered a “shell” company.

Based on information provided to the Company, at the closing the Company will have to issue an aggregate of 463,754,949 shares of common stock of the Company to the Instadose shareholders.

Upon the completion of the transaction contemplated by the Agreement, the Board of Directors of the Company shall include three directors identified by Instadose and two directors identified by the Company. Subject to requisite approvals and applicable law, the Board of Directors of the Company shall consist of Grant F. Sanders, Alex Wylie, Lt. General (ret’d) the Honourable Andrew Leslie, Ann Barnes, and Peter Wirth. The management team of the Company after closing will consist of (i) Grant F. Sanders, Chairman of the Board; (ii) Lawrence M. Acton, Chief Operating Officer; (iii) Loren S. Greenspoon, Chief Strategy Officer and Canadian Legal Counsel; (iv) Alex Wylie, Chief Financial Officer; (v) Terry Wilshire, Chief Risk Officer; (vi) Andres Victoria, VP, Latin America Operations; (vii) Andrew Baukham, VP, Global Logistics; and (viii) Gareth Wiggan, Manager of African Operations.

Shareholders of Instadose who properly dissent to the transaction at least two days prior to the shareholders meeting shall be entitled to receive the fair value of their shares from the Company.

The Agreement can be terminated by either party if (i) the closing does not occur on or before December 31, 2021, (ii) the shareholders of Instadose do not approve the transaction with the Company or (iii) if the Agreement is deemed illegal. The Company may terminate the Agreement if Instadose is in breach of the terms of the Agreement or any event occurs such that Instadose will be unable to fulfill its obligations under the Agreement by December 31, 2021. Instadose may terminate the Agreement if the Company is in breach of the terms of the Agreement, if Instadose receives a superior offer, or if any event occurs such that the Company will be unable to fulfill its obligations under the Agreement by December 31, 2021.

INSTADOSE PHARMA CORP. (Formerly Mikrocoze Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS AUGUST 31, 2021 (Unaudited)

NOTE 5 – SUBSEQUENT EVENTS (continued)

The Special Committee of the Board of Directors of Instadose received a fairness opinion from IJW & Co., Ltd., its financial advisor, that the consideration to be received by the shareholders of Instadose pursuant to the Arrangement is fair from a financial point of view to said shareholders.

The foregoing description of the Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Plan of Arrangement, a copy of which is attached as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference. Please refer to the 8-K filed by Company with SEC on September 22, 2021.

Share Issuance

Subsequent to the period the Company agreed to sell an additional 200 shares of the Company’s common stock at $1.00 per share to 2 shareholders. The $1,200 in cash was received for all 10 shareholders during the period and 2 shareholders from subsequent period and all 1,200 shares were issued subsequent to the period.

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

Plan of Arrangement

On September 1, 2021, Instadose Pharma Corp., a Nevada corporation (the “Company”), entered into a plan of arrangement (the “Agreement”) with Instadose Pharma Corp., a corporation organized under the laws of Canada (“Instadose”). Upon the satisfaction of the conditions set forth in the Agreement, the Company will acquire all of the issued and outstanding shares of common stock (the “Shares”) of Instadose. The consideration to be paid for each Share shall be 1.34 shares of common stock of the Company.

Instadose is building a large-scale commercial outdoor growing, cultivation, production, and global distribution platform (the “Global Distribution Platform”) for medicinal cannabis and cannabinoid oil. Utilizing the Global Distribution Platform, Instadose will be seeking to open the commercial gateway to a new wholesale marketplace capable of providing pharmaceutical industry companies with large, sustainable, consistent, diverse, and low‑cost supplies of high‑quality medicinal cannabis and cannabinoid oil for use in bulk as an active pharmaceutical ingredient.

Instadose’s Global Distribution Platform spans five (5) world continents to date, including Africa, Europe, Asia, South America, and North America (each, a “Continent”). Within each Continent, Instadose is establishing operational subsidiaries and joint venture partnerships to secure access to government-issued licenses and permits in countries such as The Democratic Republic of the Congo, the Republic of North Macedonia, the Portuguese Republic, the Republic of India, Colombia, Mexico, and Canada, each seeking to increase their level of participation within the global Medicinal Cannabis industry.

Upon consummation of the transaction, the Company will no longer be considered a “shell” company.

Based on information provided to the Company, at the closing the Company will have to issue an aggregate of 463,754,949 shares of common stock of the Company to the Instadose shareholders.

Upon the completion of the transaction contemplated by the Agreement, the Board of Directors of the Company shall include three directors identified by Instadose and two directors identified by the Company. Subject to requisite approvals and applicable law, the Board of Directors of the Company shall consist of Grant F. Sanders, Alex Wylie, Lt. General (ret’d) the Honourable Andrew Leslie, Ann Barnes, and Peter Wirth. The management team of the Company after closing will consist of (i) Grant F. Sanders, Chairman of the Board; (ii) Lawrence M. Acton, Chief Operating Officer; (iii) Loren S. Greenspoon, Chief Strategy Officer and Canadian Legal Counsel; (iv) Alex Wylie, Chief Financial Officer; (v) Terry Wilshire, Chief Risk Officer; (vi) Andres Victoria, VP, Latin America Operations; (vii) Andrew Baukham, VP, Global Logistics; and (viii) Gareth Wiggan, Manager of African Operations.

Shareholders of Instadose who properly dissent to the transaction at least two days prior to the shareholders meeting shall be entitled to receive the fair value of their shares from the Company.

The Agreement can be terminated by either party if (i) the closing does not occur on or before December 31, 2021, (ii) the shareholders of Instadose do not approve the transaction with the Company or (iii) if the Agreement is deemed illegal. The Company may terminate the Agreement if Instadose is in breach of the terms of the Agreement or any event occurs such that Instadose will be unable to fulfill its obligations under the Agreement by December 31, 2021. Instadose may terminate the Agreement if the Company is in breach of the terms of the Agreement, if Instadose receives a superior offer, or if any event occurs such that the Company will be unable to fulfill its obligations under the Agreement by December 31, 2021.

The Special Committee of the Board of Directors of Instadose received a fairness opinion from IJW & Co., Ltd., its financial advisor, that the consideration to be received by the shareholders of Instadose pursuant to the Arrangement is fair from a financial point of view to said shareholders.

The foregoing description of the Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Plan of Arrangement, a copy of which is attached as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference. Please refer to the 8-K filed by Company with SEC on September 22, 2021.

Results of Operations

For the three-month period ended August 31, 2021 and August 31, 2020 we had no revenues, or cost of goods sold.

Expenses for the three-month period ended August 31, 2021 totaled $52,829 resulting in a net loss of $52,829. The net loss for the three-month period ended August 31, 2021 is the result of expenses of $52,829, comprised of professional fees of $50,125, which includes $25,800 in management fees; transfer agent expenses of $782; filing fees of $1,917; and bank service charges of $5. Expenses for the three-month period ended August 31, 2020 totaled $4,143 resulting in a net loss of $4,143. The net loss for the three-month period ended August 31, 2020 is the result of expense of $4,143, comprised of professional fees of $3,560; transfer agent expenses of $234; rent expenses of $262; telephone expense of $38; and bank service charges of $49. The increase in expenses between August 31, 2021 and August 31, 2020 is primarily due to the increase in professional fees due to the implementation of management fees during the period and an increase in legal fees.

For the nine-month period ended August 31, 2021 and August, 2020 we had no revenues, or cost of goods sold.

Expenses for the nine-month period ended August 31, 2021 totaled $112,960 resulting in a net loss of $112,960. The net loss for the nine-month period ended August 31, 2021 is the result of expenses of $112,960, comprised of professional fees of $98,685, which includes $43,000 in management fees; transfer agent expenses of $5,445; filing fees of $8,765; and bank service charges of $65. Expenses for the nine-month period ended August 31, 2020 totaled $17,749 resulting in a net loss of $17,749. The net loss for the nine-month period ended August 31, 2020 is the result of expense of $17,749, comprised of professional fees of $14,460; filing fees of $573; transfer agent expenses of $1,610; rent expenses of $738; telephone expense of $166; and bank service charges of $202. The increase in expenses between August 31, 2021 and August 31, 2020 is primarily due to the increase in professional fees due to the implementation of management fees, an increase in legal fees, and the Company making application to list with OTC Markets.

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

As of August 31, 2021, we had $nil in cash and $88,974 due to a related party. As of November 30, 2020, we had 65 in cash, and $82,085 due to a related party, the former president/director of the Company . Total liabilities as of August 31, 2021, were $113,233 compared to $82,423 at November 30, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of August 31, 2021, the Company owed $88,974 (November 30, 2020; $82,085 owed to the previous CEO of the Company) to its current Chief Executive Officer. During the nine-month period ended August 31, 2021 and 2020, the CEO paid expenses of $45,974 (and accrued management fees of $43,000) and $9,410, respectively, on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

On February 28, 2021, the former CEO of the Company forgave all related party loans to the Company totaling $82,085. This was reflected as an increase in Additional-Paid-In-Capital in the financial statements.

On September 1, 2021, Instadose Pharma Corp., a Nevada corporation (the “Company”), entered into a plan of arrangement (the “Agreement”) with Instadose Pharma Corp., a corporation organized under the laws of Canada (“Instadose”). Upon the satisfaction of the conditions set forth in the Agreement, the Company will acquire all of the issued and outstanding shares of common stock (the “Shares”) of Instadose. The consideration to be paid for each Share shall be 1.34 shares of common stock of the Company.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of August 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

On June 10, 2021, Instadose Pharma Corp. (the “Company”), filed with the Secretary of State of the State of Nevada an amendment to its articles of incorporation (the “Amendment”) to increase the authorized common stock from 500,000,000 shares to 700,000,000 shares, par value $.0001 per share, The Amendment also authorized the Company to issue up to 1,000,000 shares of blank check preferred stock, par value $.0001 per share.

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

The Employment Agreement contains customary confidentiality provisions during and after the term of employment of Executive. Executive also agreed that during the term of his employment with the Company and for one year thereafter he will not engage in any business which competes with the business of the Company. The Company owes it’s CEO $43,000 in management fees for the period ended August 31, 2021

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTADOSE PHARMA CORP. (formerly Mikrocoze Inc.) (Registrant)

Date: October 13, 2021	By:	/s/ Terry Wilshire
Terry Wilshire President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

