Form 10-K
period 2021-11-30
Instadose Pharma Corp.
filed 2022-03-15
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-216292

INSTADOSE PHARMA CORP.
(Exact name of Company in its charter)

Nevada	81-3599639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

5500 North Service Road, Suite 301

Burlington, Ontario, L7L 6W6

(Address of principal executive offices, including zip code)

Registrant’s Telephone number, including area code: (800) 701-4342

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.0001 par value common stock held by non-affiliates of the registrant at May 31, 2021 was approximately $2,462,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of March 15, 2022 was 531,933,749 shares of its $0.0001 par value common stock.

No documents are incorporated into the text by reference.

Instadose Pharma Corp.

Form 10-K

For the Fiscal Year Ended November 30, 2021

PART I

ITEM 1. BUSINESS

Overview

The Company, a Nevada corporation is organized as a holding company. The following business description describes the background and activities of its wholly owned subsidiary, Instadose Pharma Corp., a British Colombia corporation (Instadose Canada).

The Company, through its wholly owned subsidiary, Instadose Canada is seeking to create a global distribution platform for medicinal cannabis and cannabinoid oil (“Global Distribution Platform”). Instadose Canada endeavors to utilize the Global Distribution Platform to open the commercial gateway to a new wholesale marketplace capable of providing pharmaceutical industry companies (“Big Pharma”) with large, sustainable, consistent, diverse, and low‑cost supplies of high‑quality medicinal cannabis and cannabinoid oil for use in bulk as an active pharmaceutical ingredient.

Instadose Canada’s Global Distribution Platform spans five (5) continents to date, including Africa, Europe, Asia, South America, and North America. Within each continent, Instadose Canada is establishing large‑scale operational subsidiaries and joint venture partnerships to secure access to government‑issued licenses and permits in countries such as The Democratic Republic of the Congo (“DRC”), North Macedonia, Portugal, India, Colombia, Mexico, and Canada, each seeking to increase their level of participation within the global medicinal cannabis industry.

Instadose Canada was incorporated under the BCBCA as Cannabec Medical Corp. (“Cannabec”) on July 13, 2017 with an authorized share structure of 1,000 Class A common shares. On December 11, 2017, Cannabec filed a Form 11 Notice of Alteration with B.C. Registrar of Companies amending the authorized share structure to an unlimited number of common shares without par value, special rights, or restrictions. A Notice of Articles was issued by Registry Services on the same date reflecting the amended share structure. On August 13, 2018, Cannabec changed its corporate name to Excellence Health Group Inc. (“EHG”). On January 31, 2019, EHG entered into a share exchange agreement with Grant F. Sanders and Instadose Canada. On February 5, 2019, EHG changed its corporate name to Instadose Pharma Corp. as contemplated by the share exchange agreement. The share exchange agreement was completed on February 8, 2019.

The EHG Share Exchange

Prior to completion of the share exchange, Grant F. Sanders, a former officer and director of the Company was actively engaged in seeking official authorization to cultivate medicinal cannabis in the DRC exclusively for medicinal and scientific purposes. Once secured, Instadose Canada would be granted exclusive rights to assist in monetizing these medicinal cannabis rights. Pursuant to the terms of the share exchange, EHG agreed to acquire all of the issued and outstanding common shares of Instadose Canada from Mr. Sanders in exchange for EHG common shares. After the closing, EHG (as Instadose Canada) would carry on the business previously conducted by Instadose Canada. As a condition to completing the share exchange agreement, EHG agreed to cancel certain issued and outstanding EHG common shares following the EHG closing, as well as several outstanding stock options issued to EHG directors and officers.

Maribec

Maribec Health Products Inc. (“Maribec”) is a Quebec corporation, which was registered with Registraire des Entreprises Québec on June 20, 2017. Following its registration, ownership of Maribec was held in the name of a director and officer of EHG pursuant to a declaration of trust in favour of EHG. On March 13, 2018, the declaration of trust was cancelled and ownership of Maribec was transferred to EHG. On December 20, 2017, Maribec, then a wholly owned subsidiary of EHG, submitted its application to Health Canada to become a licensed cannabis produce under the Access to Cannabis for Medical Purposes Regulations which would allow Maribec to establish operations at its production facility located at 433‑435 Boul. Industriel in the town of Asbestos (now Val‑des‑Sources), Quebec. Maribec’s license application would eventually be converted into an application for a standard cultivation license (under the new cannabis regulations which came into effect in Canada on October 17, 2018).

As at the date of the share exchange agreement, Maribec was still awaiting receipt of its cultivation license from Health Canada. On February 7, 2019, and prior to the EHG closing, EHG sold and transferred all of EHG’s right, title, and interest in and to the issued and outstanding shares of Maribec to Desmond Ste. Marie for one dollar ($1.00) pursuant to the terms of a share purchase agreement dated February 7, 2019. Completion of the Maribec Sale was driven by EHG’s desire to avoid potential delays in receiving its cultivation license that may have been caused by the pending completion of the share exchange. But for the Maribec Sale, completion of the share exchange would have required Health Canada to expand the scope of its due diligence screening to include the entirety of Instadose Canada’s incoming management team thereby almost certainly extending the timeline for Health Canada’s issuance of the cultivation license. Simultaneously with the execution of the Maribec share purchase agreement, EHG and Mr. Ste. Marie executed an option agreement also dated February 7, 2019. Pursuant to the terms of the option agreement, Mr. Ste. Marie granted to EHG an irrevocable option exercisable by EHG to re‑purchase the Maribec shares from Mr. Ste. Marie upon (i) EHG, its directors and officers obtaining the requisite consents, approvals, and security clearances from Health Canada and (ii) payment to Mr. Ste. Marie of one dollar. Under the option agreement, Instadose Canada was permitted to notify Mr. Ste. Marie of its desire to commence the process of exercising the option at any time.

On September 4, 2020, Health Canada issued the cultivation license to Maribec. The cultivation license is valid for three (3) years expiring on September 4, 2023. On October 2, 2020, Maribec submitted an application with Health Canada’s Cannabis Licensing and Security Division for a Standard Processing License under the Cannabis Regulations. The standard processing license was granted on February 25, 2021 and expires on September 4, 2023.

On March 11, 2021, Instadose Canada (formerly EHG) delivered the option notice to Mr. Ste. Marie regarding their election to exercise the option. To date, Instadose Canada has not completed that exercise. Instadose Canada will commence the process of obtaining all the Health Canada Approvals and completing their repurchase of Maribec in the second half of 2022.

Subsidiaries

Instadose Canada has the following subsidiaries

(i)	Instadouz Farma Doo (“IDP Macedonia”);(1)(2);
(ii)	Instadose Pharma, LDA (“IDP Portugal”);(3);
(iii)	Instadose Pharma India Private Limited (“IDP India”);(4)
(iv)	IDP Holdings, Inc. (a wholly owned subsidiary); and
(v)	IDP Canada Corp. (a wholly owned subsidiary).

____________

Notes:

(1)IDP Macedonia is a North Macedonia company. Fifty percent (50%) ownership interest in IDP Macedonia is held by Grant F. Sanders as trustee for the Company pursuant to the terms of a trust declaration dated March 2, 2021.

(2)IDP Macedonia operates the North Macedonia production facility. Ownership of the North Macedonia production facility is held in the name of Kanabiko Doo, Strumica (“Kanabiko”). Ownership of Kanabiko is registered fifty percent (50%) in the name of Grant F. Sanders as a trustee in trust for Instadose Canada on terms set out in a declaration of trust executed by Mr. Sanders on March 3, 2021. The remaining fifty percent (50%) ownership interest in Kanabiko is registered in the name of the North Macedonia partner.

(3)Ninety‑five percent (95%) ownership interest in IDP Portugal is held by Aldo Vidinha and/or his personal corporation as trustee for Instadose Canada pursuant to the terms of a trust declaration dated March 4, 2021.

(4)IDP India is an Indian company fifty-five percent (55%) owned by Instadose Canada. The remaining forty‑five percent (45%) equity ownership in IDP India is held by Instadose Canada’s joint venture partner in India, Sanctum Healthcare Remedies Private Limited.

Global Medicinal Cannabis Industry

Today’s global medicinal cannabis industry remains fractured as it struggles to define itself as a profitable and viable commercial business. The global production, sale, and distribution of medicinal cannabis and cannabinoid oil is monopolized by licensed producers with minimal participation to date from Big Pharma, who require sustainable, consistent, diverse, and low‑cost bulk supplies of high‑quality medicinal cannabis and cannabinoid oil to make entrance into the medicinal cannabis industry possible. Today’s licensed producers cannot meet the demands of Big Pharma due to several global challenges facing them. These challenges include the expensive cost of constructing and expanding indoor facilities, high manual labor costs, inefficient production process limiting product output, and strict government regulation limiting production capacity. Notwithstanding the foregoing, the demand for medicinal cannabis and cannabinoid oil continues to grow at a rapid pace. This is especially true as the rise in the volume of critical trials and scientific studies on medicinal cannabis and cannabinoid oil continue to uncover new and greater benefits to product consumption.

In Instadose Canada’s opinion, full participation in medicinal cannabis industry by Big Pharma will be required to satisfy the ever‑increasing global product demand, accelerate the volume of clinical trials and scientific studies aimed at uncovering new and greater benefits to medicinal cannabis and cannabinoid oil consumption, and unlock the market value potential of the medicinal cannabis industry predicted to reach US$ 84.0 Billion in market value by 20281. For this reason, Instadose Canada has committed to creating a large global distribution platform for medicinal cannabis and cannabinoid oil. Instadose Canada plans to utilize this global distribution platform to create a new wholesale marketplace and mass‑scale supply chain for medicinal cannabis and cannabinoid oil capable of providing Big Pharma with sustainable, consistent, diverse, and low‑cost supplies of high‑quality medicinal cannabis and cannabinoid oil for use in bulk as an active pharmaceutical ingredient.

Instadose Canada’s Global Distribution Platform spans five (5) Continents to date, including Africa, Europe, Asia, South America, and North America. Within each Continent, Instadose Canada is establishing large‑scale operational subsidiaries and joint venture partnerships to apply for and/or secure access to government‑issued licenses, permits, and joint venture partnerships. Currently, Instadose Canada is focused on securing licenses and establishing partnerships in the DRC, North Macedonia, Portugal, India, Colombia, Mexico, Cameroon, and Canada, each seeking to increase their level of participation within the global medicinal cannabis industry.

Global Distribution Platform

Instadose Canada is fueling the Global Distribution Platform by seeking to establish large-scale operational subsidiaries and joint venture partnerships (the “Participants”) throughout each continent engaging in medicinal cannabis cultivation and/or cannabinoid oil production. Participants engaged in medicinal cannabis cultivation are responsible for growing, cultivating, packaging, and exporting medicinal cannabis to Participants engaged in cannabinoid oil production, whom, upon receipt of medicinal cannabis, sell it or utilize it in the production and sale of cannabinoid oil to pharmaceutical industry companies sourced by Instadose Canada or others.

Instadose Canada, as creator of the Global Distribution Platform, is responsible for the platform’s continued maintenance and growth. In doing so, Instadose Canada supplements the operational work performed by Global Distribution Platform Participants by performing the following key functions:

(i)	Organizing, managing, and sourcing the transport of medicinal cannabis from medicinal cannabis cultivation Participants to one or more cannabinoid oil production participants;
(ii)	Selling all medicinal cannabis and cannabinoid oil cultivated and/or produced by Global Distribution Platform Participants to pharmaceutical industry companies; and
(iii)	Sourcing new medicinal cannabis cultivation and cannabinoid oil production Participants across new and existing Continents.

The Transportation of Medicinal Cannabis throughout the Global Distribution Platform

The ability to transport medicinal cannabis safely and efficiently from one continent to another throughout the Global Distribution Platform is a critical component of Instadose Canada’s global business model. On January 6, 2021, Instadose Canada entered into a three-year logistics and procurement services agreement with Project Management Resources Inc. (“PMR”), a Canadian company. Since 1993, the principals of PMR have been actively involved in the transportation of goods within the African Continent. Under the Logistics and Procurement Services Agreement, PMR agreed to assume all responsibility for the management and procurement of those services required for, among other things, the international warehousing, customs clearing, and transportation of medicinal cannabis in and from, among other continents, Africa, Europe, South America, Asia and North America. PMR also agreed to perform the logistics and procurement services exclusively for Instadose Canada to the exclusion of any other company participating in medicinal cannabis industry. Payment for all logistics and procurement services is made by Instadose Canada to PMR on a fixed rate basis in accordance with applicable industry standards.

____________

1 Grandview Research Inc. (March 2021) ‑ Legal Marijuana Market Worth $84.0 Billion by 2028 I CAGR 14.3% (https://www.grandviewresearch.com/press‑release/global‑legal‑marijuana‑market).

The Logistics and Procurement Services Agreement is supported by individual independent consulting agreements dated January 6, 2021, entered into between Instadose Canada and PMR principals.

Risk Mitigation Strategies

Instadose Canada is in the process of implementing numerous risk mitigation strategies to protect the company from events of force majeure as well as other possible risks affecting Instadose Canada’s business model. These strategies include the following:

(i)	Requiring, where feasible, Global Distribution Platform Participants to purchase insurance to protect against items such as, but not limited to, crop loss, political risk, equipment and casualty, and equipment breakdown;
(ii)	Establishing large reserves of medicinal cannabis and cannabinoid oil to be stored at cannabinoid oil production facilities;
(iii)	Requiring pharmaceutical industry companies to complete payment in full for all purchased medicinal cannabis and cannabinoid oil prior to its release ex‑works from the applicable cannabinoid oil production facilities;
(iv)	Maintaining control of the business relationship with all pharmaceutical industry companies as well as the flow of funds for all purchase orders of medicinal cannabis and cannabinoid oil;
(v)	Establishing and maintaining geographic diversity for medicinal cannabis cultivation and cannabinoid oil production in an effort to avoid reliance on any one particular country or continent; and
(vi)	Engaging in extensive due diligence on pharmaceutical industry companies, joint venture partners, and existing political climates.

Notwithstanding Instadose Canada’s efforts to mitigate risk at all levels of its business operations, certain situations can arise where Instadose Canada will be required to terminate, or delay the commencement of a joint venture agreement, or terminate, or delay the commencement of a purchase or supply agreement.

Participant Activities by Continent

The following chart summarizes those Participant activities (i.e., medical cannabis cultivation and/or cannabinoid oil production) in the process of being or to be conducted on behalf of Instadose Canada and the Global Distribution Platform within each Continent:

Continent	Countries of Operation	Operational Activity	Participant Relationship
Africa	DRC	Medicinal Cannabis Cultivation	Joint Venture Partnership
	Cameroon	Medicinal Cannabis Cultivation	Joint Venture Partnership
Europe	North Macedonia	Cannabinoid Oil Production	Subsidiary
	Portugal	Cannabinoid Oil Production	Subsidiary
Asia	India	Both	Subsidiary
South America	Colombia	Medicinal Cannabis Cultivation	Joint Venture Partnership
North America	Mexico	Both	Joint Venture Partnership(1)
	Canada	Cannabinoid Oil Production	Operating Subsidiary(2)

Notes:

____________

(1)Final structure is subject to change.

(2)Following the repurchase of Maribec.

I. AFRICA

Optimal climatic farming conditions, the availability of arable lands, and an agricultural‑focused labor force make Africa ideal for medicinal cannabis cultivation. Medicinal cannabis cultivated within Africa is initially exported by Instadose Canada to one or more cannabinoid oil production Participants located in Europe.

Instadose Canada’s long‑term strategy for Africa involves expanding its medicinal cannabis cultivation footprint and increasing its presence in those African countries with greater political and economic stability. Instadose Canada is actively working towards implementing this strategy in countries such as Cameroon, South Africa, and Zimbabwe.

The Democratic Republic of the Congo

Historically, the DRC has never developed medicinal agriculture instead relying on imports for its supply of pharmaceuticals. This is despite the country’s sufficient potential, including eighty million hectares of arable land with natural reservoirs of medicinal plants that can be used to expedite the promotion of medicinal agriculture and the development of the agro‑pharmaceutical industry. Recently, the DRC has seen an outflow of capital from the country, a decline in the population’s purchasing power, the presence of non‑compliant pirated pharmaceutical products within its national territory, and an increase in the population’s morbidity and mortality rate. With a population expected to exceed the United States of America with 580+ million people by 2100[2], if no solution is found, this situation is likely to become critical. On this basis, it was recently determined by government officials in the DRC that it was now necessary, as in other countries, to implement a management policy for the medicinal agricultural sector, which is vital to the life of the population, based on the gradual phasing out of importing medicines and certain pharmaceutical products to give priority to and invest in the local production of those products.[3]

The Maye International Group SARL

The Maye International Group SARL(“TMIG”) is a DRC company majority owned and controlled by Grant F. Sanders. TMIG was incorporated in the DRC on September 7, 2018 with the intended purpose of engaging in the cultivation of medicinal and food plants throughout the DRC, not just medicinal cannabis.

TMIG Joint Venture Agreement

On February 11, 2019, TMIG and Instadose Canada entered into a joint venture agreement that would see Instadose Canada secure the exclusive right to access and monetize TMIG’s medicinal cannabis rights by exporting medicinal cannabis from the DRC to one or more Instadose Canada‑controlled cannabinoid oil production facilities around the world. Once delivered to a cannabinoid oil production facility, the medicinal cannabis could be utilized for processing cannabinoid oil to be sold by or on behalf of Instadose Canada to pharmaceutical industry companies within Instadose Canada’s international purchasing network. Gross revenues received by Instadose Canada from the sale of medicinal cannabis and cannabinoid oil were to be shared fifty percent (50%) to Instadose Canada and fifty percent (50%) to TMIG. TMIG and Instadose Canada agreed to a twenty‑five (25) year term for the joint venture renewable once by tacit agreement of the parties. By entering the TMIG joint venture, TMIG became Instadose Canada’s first global partner for medicinal cannabis production and distribution.

The TMIG joint venture agreement set out the roles and responsibilities of the parties under the TMIG joint venture, the material terms of which are as follows:

TMIG		Instadose Canada
•	Satisfy all its legal obligations under the Protocol Agreement and Agro Park JV Agreement.	•	Fund the TMIG funding obligation under the Protocol Agreement.

____________

2 https://www.usnews.com/news/best-countries/articles/2020-12-24/us-population-growth-projected-to-stall-african-countries-surge-by-2100

3 The Protocol Agreement was drafted by the DRC’s Ministry of Agriculture which provided the historical narrative provided for under the heading “The Democratic Republic of the Congo”.

TMIG		Instadose Canada
•	Acquire all of the licenses, permits, approvals, and consents necessary in the DRC to support and/or monetize the Medicinal Cannabis Rights.	•	Construct and/or acquire cannabinoid oil production facilities in multiple countries around the world.
•	Ensure the continuous good standing of the Medicinal Cannabis Rights in the DRC.	•	Process all cannabinoid oil at the cannabinoid oil production facilities.
•

Grow, transport, store, process, package, and/or purchase all medicinal cannabis in the DRC for export to one or more cannabinoid oil production facilities for further processing into cannabinoid oil and sale.

		•	Solicit supply agreements for cannabinoid oil from Instadose Canada’s international buying network.
•	Continue payment of all local DRC salaries and other required payments to TMIG personnel, agents, and representatives, including, but not limited to, local Agro Park farmers.	•	Fund all the required costs to export medicinal cannabis from the DRC to one or more cannabinoid oil production facilities.
•	Continue payment of all applicable revenue shares to the Ministry of Agriculture and/or SEPAGRI as set forth under the Protocol Agreement and TMIG JV Agreement.	•	Bill, collect, deposit, and retain all gross revenues generated from the sale of medicinal cannabis and cannabinoid oil.
		•	Complete payment of the TMIG revenue share.

From August 29, 2018 to December 20, 2018, Grant F. Sanders provided a series of loans to TMIG to enable TMIG to satisfy the TMIG funding obligation under the Protocol Agreement.

On February 19, 2019, Instadose Canada and TMIG executed Annex “A” to the TMIG JV Agreement to, among other things, broaden the scope of what shall be produced and sold by Instadose Canada under the TMIG Joint Venture from CBD oil to medicinal cannabis and full spectrum cannabinoid oil, and formalize Instadose Canada’s agreement to assume TMIG’s obligation to repay to Mr. Sanders the full amount of the TMIG loan advances.

Background of TMIG

The Maye International Group S.A.R.L.

The Maye International Group S.A.R.L. (“TMIG”) is the DRC company majority owned and controlled by Grant F. Sanders. TMIG was incorporated in the DRC on September 7, 2018 with the intended purpose of engaging in the cultivation of medicinal and food plants throughout the DRC, not just medicinal cannabis.

Letter of Motivation

On September 12, 2018, TMIG issued a letter of motivation to the DRC Ministry of Agriculture requesting the Ministry of Agriculture’s authorization to engage in the official cultivation of medicinal cannabis. Within the letter of motivation, TMIG sought an area ranging from 10,000 to 20,000 hectares of land for the cultivation of medicinal cannabis as part of a larger national project in partnership with the Ministry of Agriculture throughout the national territory of the DRC aimed at the development of medicinal agriculture starting with the promotion of the agro‑pharmaceutical industry. In connection therewith, TMIG intended to make agro‑pharmaceutical investments in the DRC to produce CBD oil which was seen as the foundation for the entire manufacturing chain of various and important medications around the world to make the DRC a world leader in the industry.

TMIG Registration Certificate

On October 1, 2018, the Ministry of Agriculture issued a registration certificate to TMIG for the cultivation of medicinal and food plants anywhere in the DRC for subsequent transformation into pharmaceutical products.

Ministerial Order Granting Partnership Status to TMIG

 Having regard to, among other things, the letter of motivation and the TMIG registration certificate, the Ministry of Agriculture by Ministerial Order No. 381/CAB/MIN/AGRI/18 granted partnership status to TMIG on October 4, 2018 in connection with the exploitation and production of medicinal cannabis in the DRC.

The Protocol Agreement

On October 25, 2018 and October 26, 2018, technical meetings were held in the DRC bringing together experts from the Ministry of Agriculture, the DRC Ministry of Public Health, and the DRC Ministry of Industry and Scientific Research regarding the cultivation of cannabis for medicinal and scientific use in the DRC. On or about October 31, 2018, the Ministry of Agriculture, represented by the Minister of Agriculture, Mr. Georges Kazadi Kabongo, and TMIG, represented by Mr. Sanders, jointly executed the memorandum of understanding (the “Protocol Agreement”).

The purpose of the Protocol Agreement was to set out the principles that would frame two future legal documents:

(i)	the official authorization to cultivate medicinal cannabis in the DRC exclusively for medicinal and scientific purposes (the “Medicinal Cannabis Rights”), and
(ii)	the collaboration or joint venture agreement to be entered into between TMIG and the Ministry of Agriculture setting forth the roles of the parties and overall strategy for monetizing the Medicinal Cannabis Rights. The scope of the Medicinal Cannabis Rights also extended to the extraction of CBD oil for purely medical purposes for the wide range of essential pharmaceutical products to fight both endemic and epidemic diseases. In agreeing to provide the Medicinal Cannabis Rights, the Ministry of Agriculture also agreed to make a commitment to provide TMIG with at least ten thousand (10,000) hectares of arable land throughout the national territory with priority being given to the hinterland of the City of Kinshasa, Kongo‑Central, Kwilu and Kwango Provinces. Together, the Ministry of Agriculture and TMIG agreed that for a three (3) year test period, the parties would partner together to do as follows:

(a)	work collaboratively to avoid any act, action or conduct that could hinder the fulfilment of their objectives to produce, process, and transform medicinal cannabis into pharmaceutical products to make the DRC, the African leader in the distribution and marketing of the resulting products;
(b)	engage the socio‑economic strengths of the DRC including universities, scientific and biological research centres, pharmaceutical medical specialists, farmers and agronomists, to make the most of their professions; and
(c)	create a safe zone for cultivating medicinal cannabis, secured both physically and humanely.

(a) through (c) shall collectively be referred to as the “Medicinal Cannabis Project”).

The Protocol Agreement set out the roles and responsibilities of the parties under the Medicinal Cannabis Project, the material terms of which are as follows:

TMIG		Ministry of Agriculture
•	Finance the Medicinal Cannabis Project for a minimum cost of USD$25,000,000	•	Grant 10,000 hectares in the hinterland of the City of Kinshasa to TMIG.
•	Import available machinery and all equipment and supplies necessary to implement the Medicinal Cannabis Project.	•	Help facilitate security, through financial and material support to TMIG, for the entire safe zone covered by the Medicinal Cannabis Project.
•	Export the primary processed output in the form of extracted oil from all medicinal cannabis production as a semi‑finished product.	•	Take ownership of the Medicinal Cannabis Project and support it through to completion.
•	To pay to the DRC all duties payable by way of taxation.	•	Grant TMIG a tax exemption for equipment and supplies for agricultural use.

Medicinal Cannabis Authorization

On November 13, 2018, the Ministry of Agriculture provided TMIG with the official Medicinal Cannabis Authorization granting the Medicinal Cannabis Rights to TMIG by means of a government order.

Congolese Security Service Partnership Agreement

On February 28, 2020, TMIG entered into a partnership agreement with a Congolese security service organization which would provide TMIG with security service organization assistance, support, and guidance with respect to, among other things, TMIG’s execution of the Medicinal Cannabis Project under the Agro Park Joint Venture. The Security Service Agreement was signed for an initial term of five (5) years renewable upon prior agreement between the parties.

The Security Service Agreement set out the roles and responsibilities of the parties thereunder, the material terms of which are as follows:

	TMIG		Security Service Organization
•	Finance all payments to the security service organization for its services under the Security Service Agreement (as was previously provided for in the Agro Park JV Agreement)	•	Support TMIG in, among other things, safe and secure agricultural production, harvesting, processing, and marketing processes for both domestic and international markets.
•	Provide the security service organization with specific information about the agricultural sector.	•	Accompany and assist TMIG in TMIG’s acquisition of new markets in the DRC within its area of expertise.
		•	Provide TMIG with technical and safety consulting.

International Police Service Partnership Agreement

On March 26, 2020, TMIG and Instadose Canada entered into a partnership agreement with an International Police Service organization (the “International Police Organization”) which would provide both TMIG and Instadose Canada with the assistance, support, and guidance of the International Police Organization with respect to due diligence on national, African, and foreign executives and agents before concluding contracts in the DRC and abroad (the “International Police Service Agreement”). Under the International Police Service Agreement, TMIG and Instadose Canada agreed to regularly provide the International Police Organization with sector specific information regarding its operations. The International Police Service Agreement was signed for an initial term of fifteen (15) years renewable upon prior agreement between all the parties.

DRC Operational Update

On August 17, 2020, Instadose Pharma DRC S.A.R.L. (“IDP DRC”) was legally registered in the DRC as a DRC company for the primary purpose of working with TMIG in connection with the portion of TMIG’s business dedicated to the export of medicinal cannabis in and from the DRC. IDP DRC is majority owned and controlled by Mr. Sanders.

On April 30, 2021, Instadose Canada entered into a charter agreement with Ethiopian Airlines Group (“Ethiopian”) for the purposes of transporting medicinal cannabis from the DRC to North Macedonia. Under the Ethiopian charter agreement, Ethiopian agreed to make one of its Boeing 777 aircrafts available to complete the DRC shipment. On the basis of having secured the charter agreement, IDP DRC and IDP Macedonia executed a supply agreement on May 24, 2021 governing an initial supply of 18,650 kilograms of medicinal cannabis to be transported by Ethiopian from the DRC to North Macedonia (the “DRC Medicinal Cannabis”). On June 1, 2021, the requisite certificate of analysis attributable to the DRC Medicinal Cannabis was prepared at the University of Kinshasa.

On June 10, 2021, IDP Macedonia secured a permit from the Agency for Medicines and Medical Devices of the Republic of Macedonia (“MALMED”) authorizing the import of the DRC Medicinal Cannabis. On June 11, 2021, IDP DRC delivered the DRC Medicinal Cannabis to N’djili Airport, also known as Kinshasa International Airport, for loading onto Ethiopian’s Boeing 777 that had arrived to complete the DRC shipment. Unbeknownst to Instadose Canada, the final authorization of one certain intergovernmental organization was further required to complete the DRC shipment. Without it, Instadose Canada was required to abort completion of the DRC shipment. In doing so, the DRC Medicinal Cannabis was secured and stored within the guarded facilities of the Bolloré customs clearance area at N’dili Airport pending further resolution. On or about June 15, 2021, the DRC Medicinal Cannabis was transported to an indoor warehousing facility belonging to the National Intelligence Agency of the DRC pending its release back to IDP DRC for final delivery to North Macedonia.

Instadose Canada, along with the assistance of TMIG and IDP DRC representatives, continues to work directly with Congolese authorities in an effort to secure the release of the DRC Medicinal Cannabis to IDP DRC for final sampling and repackaging, and the final authorization.

Cameroon

In July 2021, Instadose Canada and Blackbush Ltd (“Cameroon JV Partner”) commenced negotiations on a plan of joint venture that would see the parties work together in Cameroon to secure government‑issued licenses to, among other rights, grow, cultivate, process, produce, and export medicinal cannabis in and from Cameroon. The parties anticipate the legalization of medicinal cannabis for both commercial cultivation and export to be completed in 2022.

On November 15, 2021, Instadose Canada and the Cameroon JV Partner executed a joint venture agreement formalizing their relationship under the Cameroon joint venture. In doing so, the Cameroon joint venture would serve the Global Distribution Platform as a medicinal cannabis cultivation Participant. The term of the Cameroon joint venture was agreed at twenty‑five (25) years, with a mutual option to extend the Cameroon joint venture for one additional twenty‑five (25) year term.

The Cameroon joint venture agreement provided Instadose Canada with exclusive rights to market and sell all of the medicinal cannabis produced under the Cameroon joint venture with those gross revenue generated under the Cameroon joint venture to be shared fifty percent (50%) to Instadose Canada and fifty percent (50%) to the Cameroon JV Partner.

The Cameroon joint venture agreement set out the roles and responsibilities of the parties under the Cameroon joint venture, the material terms of which are as follows:

Instadose Canada			Cameroon JV Partner
•	Contribute its knowledge and expertise in Cameroon solely on the Cameroon joint venture.		•	Secure the Cameroon joint venture licenses; and
			•	Ensure continued compliance with all undertakings and responsibilities with respect to the Cameroon joint venture licenses.
•	Source and secure on behalf of the Cameroon joint venture:		•	Obtain legal ownership or registered leasehold interests in and to all lands to be utilized for medicinal cannabis cultivation under the Cameroon joint venture lands.
	(i)	all equipment required for processing medicinal cannabis, and
	(ii)	GACP and EU‑GMP certification for all medicinal cannabis processing facilities to be utilized by the Cameroon joint venture.
•	With respect to the sale of medicinal cannabis and cannabinoid oil:		•	With respect to relationships with all responsible authorities in Cameroon:
	(i)	Solicit supply agreements from pharmaceutical industry companies;		(i) Maintain the Cameroon joint venture’s good standing in Cameroon; and
	(ii)	Collect revenues generated from pharmaceutical industry companies; and		(ii) Serve as the Cameroon joint venture’s primary liaison with respect to all communications with responsible authorities relating to the Cameroon joint venture.
	(i)	Complete payment of the Cameroon joint venture partner revenue share.

Instadose Canada				Cameroon JV Partner
•	Contribute its pro rata share of the Cameroon joint venture’s funding obligations including, but not limited to, those costs required to:		•	Contribute its pro rata share of the Cameroon joint venture’s funding obligations including, but not limited to, those costs required to:
	(i)	construct the medicinal cannabis processing facilities;		(i)	construct the medicinal cannabis processing facilities;
	(ii)	operate the day‑to‑day activities of the Cameroon joint venture.		(ii)	operate the day‑to‑day activities of the Cameroon joint venture.
		Fund the costs as well as oversee the logistics required to transport medicinal cannabis from Cameroon.	•	Operate the day‑to‑day activities of the Cameroon joint venture including, but not limited to daily operation of:
				(i)	the Cameroon joint venture lands; and
				(ii)	the Cameroon joint venture facilities

II. EUROPE

Republic of North Macedonia

On February 9, 2016, the Macedonian Parliament Health Committee gave its approval for the legalization of Medicinal Cannabis in North Macedonia4. Legislation was introduced through amendments to the existing law on the control of narcotic drugs and psychotropic substances.5 Today, the applicable laws of North Macedonia now allow for Medicinal Cannabis to be imported into and/or exported from North Macedonia as an active pharmaceutical ingredient, regardless of form (ie. Medicinal Cannabis or cannabinoid oil)6. North Macedonia became a candidate for accession to the European Union (“EU”) in 2005. In March 2020, the EU gave its formal approval to begin accession talks with North Macedonia following the rectification of a long‑standing dispute with Greece in 20197. However, in November 2020, a dispute with Bulgaria effectively blocked the official start of North Macedonia’s EU accession negotiations8.

Instadouz Farma Doo

On October 10, 2019, Instadouz Farma Doo Strumica (“IDP Macedonia”) was registered as a limited liability company by the Central Registry of Macedonia. As of the date hereof, IDP Macedonia is a joint venture between Instadose Canada and its joint venture partner in North Macedonia, with its ownership being registered fifty percent (50%) in the name of Grant F. Sanders which ownership interest is held by Mr. Sanders as a trustee in trust for Instadose Canada pursuant to a declaration of trust executed by Mr. Sanders in favour of Instadose Canada on March 2, 2021 and fifty percent (50%) in the name of the North Macedonia partner. IDP Macedonia was established for the purpose of operating Instadose Canada’s first fully operable cannabinoid oil production facility located at Kirchovica (CL 24/12) Industrial Zone of the cadaster Municipality of Sachevo in North Macedonia. Ownership of the North Macedonia production facility is held in the name of Kanabiko Doo, Strumica (“Kanabiko”) with ownership of Kanabiko registered fifty percent (50%) in the name of Grant F. Sanders as a trustee in trust for Instadose Canada pursuant to a declaration of trust executed by Mr. Sanders on March 3, 2021. The remaining fifty percent (50%) ownership interest in Kanabiko is registered in the name of the North Macedonia partner. On March 2, 2020, IDP Macedonia and Kanabiko entered into a multi-year lease agreement governing IDP Macedonia’s rights to access and operate the North Macedonia production facility. On January 11, 2021, IDP Macedonia and Kanabiko amended the terms of the facility lease agreement for the purposes of reducing the monthly rental rate to be paid by IDP Macedonia from €20,000 to €2,000.

____________

4 https://www.eurasiareview.com/10022016-macedonia-parliament-legalizes-medical-marijuana/

5 https://www.healtheuropa.eu/medical-cannabis-in-north-macedonia/101298/

6 https://www.mmjdaily.com/article/9331218/north-macedonian-grower-receives-export-license/

7 https://www.schengenvisainfo.com/news/albania-and-north-macedonia-to-begin-eu-membership-talks/

8 https://www.politico.eu/article/bulgaria-blocks-eu-membership-talks-for-north-macedonia/

The North Macedonia Joint Venture Agreement

On December 1, 2019, IDP Macedonia and Instadose Canada entered into a joint venture agreement that would see Instadose Canada utilize IDP Macedonia and the North Macedonia production facility to import medicinal cannabis from, among other countries, the DRC, to be processed into cannabinoid oil at the North Macedonia production facility and sold into Instadose Canada’s distribution network. In doing so, Instadose Canada plans to utilize IDP Macedonia as Instadose Canada’s first European cannabinoid oil production and distribution participant. As a cannabinoid oil production participant, IDP Macedonia would work with Instadose Canada to import medicinal Cannabis predominantly from the DRC and Mexico. Once received, the medicinal cannabis would be sold in its then present form by IDP Macedonia or utilized by IDP Macedonia in the production and sale of cannabinoid oil to pharmaceutical industry companies sourced by Instadose Canada. Under the North Macedonia joint venture agreement, the parties agreed to a gross revenue share model from the sale of medicinal cannabis and cannabinoid oil. Instadose Canada and IDP Macedonia agreed to a twenty‑five (25) year term for the North Macedonia joint venture renewable once upon the tacit agreement of the parties.

The North Macedonia joint venture agreement set out the roles and responsibilities of the parties under the North Macedonia joint venture, the material terms of which are as follows:

	Instadose Canada		IDP Macedonia
•	Work with IDP Macedonia to construct and operate the North Macedonia production facility.	•	Work with Instadose Canada to construct and operate the North Macedonia production facility.
	Ensure the good standing of the North Macedonia JV Agreement.	•	Acquire all licenses, permits, approvals, and consents necessary in Macedonia to import, possess, process, store, transport, and export medicinal cannabis and CBD oil.
•	Purchase, supply, and deliver to the North Macedonia production facility, all medicinal cannabis extraction and processing equipment necessary to produce CBD oil.	•	Ensure the continuous good standing and possession of all licenses and permits.
•	Coordinate all of the transport logistics pertaining to the delivery of all medicinal cannabis to the North Macedonia production facility, from, amongst other countries, the DRC.	•	Solicit supply agreements for medicinal cannabis and cannabinoid oil.
•	Ensure delivery of the medicinal cannabis necessary to satisfy all supply agreements contained in the purchasing forecasts provide to Instadose Canada by IDP Macedonia.	•	Provide Instadose Canada with an initial supply agreement for no less than 100,000 kilograms of medicinal cannabis per month.
•	Solicit supply agreements for medicinal cannabis and cannabinoid oil.	•	Provide Instadose Canada with a rolling twelve (12) month medicinal cannabis biomass purchasing forecast.
•	Bill, collect, deposit, and retain all gross revenue as well as the distribution of the North Macedonia revenue share derived from the sale of medicinal cannabis biomass and CBD oil.	•	Coordinate all transport logistics pertaining to the delivery of all medicinal cannabis biomass from the North Macedonia production facility to purchasers of medicinal cannabis and cannabinoid oil.

Annex No. 2 to North Macedonia Joint Venture Agreement

On August 24, 2021, Instadose Canada and IDP Macedonia executed Annex No. 2 to the North Macedonia joint venture agreement, the primary purpose of which was to amend the North Macedonia revenue share set forth under the North Macedonia joint venture agreement and Annex No.1. Under Annex No. 2, the amount of the amended North Macedonia revenue share as between Instadose Canada and the North Macedonia partner would differ depending upon which medicinal cannabis cultivation Participant supplied the medicinal cannabis sold, or first produced into cannabinoid oil and then sold, by Instadose Canada under the North Macedonia joint venture agreement.

IDP Macedonia Operational Update

North Macedonia Production Facility

Construction of the North Macedonia production facility commenced in January 2020. On August 26, 2020, albeit during the Covid‑19 global pandemic, MALMED, located in Skopje, North Macedonia, issued a letter to IDP Macedonia ranting IDP Macedonia its production license for the North Macedonia production facility. In doing so, MALMED confirmed that:

(i)	IDP Macedonia met the requirements regarding the space, equipment, and personnel for the performance of the activity of production of medicinal cannabis extracts for medical purposes in the form of oil extracts at the North Macedonia production facility;
(ii)	a permission on the production of medicinal cannabis extracts for medicinal purposes at the North Macedonia production facility was granted to IDP Macedonia with the validity of five (5) years starting from the August 26, 2020 letter; and
(iii)	a permission referring to the equipment and facilities at the North Macedonia production facility which will be used to produce medicinal cannabis extracts for medicinal purposes was granted to IDP Macedonia.

Instadose Canada expects to have the North Macedonia production facility fully operational to produce cannabinoid oil on or before December 1, 2022.

Successful Purchase and Import of Medicinal Cannabis into North Macedonia

On February 4, 2021, IDP Macedonia entered into a supply agreement with a South African licensed grower of medicinal cannabis governing the supply of 200.52 kilograms of medicinal cannabis to IDP Macedonia bearing THC-content levels as high as 18.19%. On March 16, 2021, IDP Macedonia and the South Africa grower entered into an addendum to the supply agreement for the purpose of reducing the quantity of medicinal cannabis to be supplied to IDP Macedonia by the South Africa Grower from 200.52 kilograms to 176.5 kilograms of medicinal cannabis. On March 19, 2021, IDP Macedonia secured a permit from MALMED in North Macedonia authorizing the import of the Southern Africa cannabis. On April 19, 2021, the South African Medicines Regulatory Authority authorized the South African grower’s export of the South African cannabis. On April 30, 2021, the South Africa cannabis was successfully delivered and thereafter released to IDP Macedonia. Of great significance to Instadose Canada, the first South Africa shipment demonstrated the ability of Instadose Canada and IDP Macedonia to work together under the North Macedonia joint venture to successfully import, and obtain the release of, imported medicinal cannabis. In doing so, Instadose Canada and IDP Macedonia demonstrated their collective ability to meet the strict shipping and packaging requirements set by MALMED for medicinal cannabis.

Granting of IDP Macedonia’s Wholesale License

On June 4, 2021, IDP Macedonia provided MALMED with its license application for the wholesale of medicines in and from North Macedonia. On August 9, 2021, MALMED official granted the wholesale license to IDP Macedonia. Having already obtained its production license, the granting of the wholesale license now permits IDP Macedonia to sell imported medicinal cannabis as well as all cannabinoid oil produced by IDP Macedonia at the North Macedonia production facility both inside and outside of North Macedonia.

New Supply Agreement to Purchase and Import Medicinal Cannabis into North Macedonia

On July 21, 2021, IDP Macedonia entered into a second supply agreement with the South African grower governing the supply of 8,000+ kilograms of medicinal cannabis to IDP Macedonia bearing CBD and THC-content levels as high as 16.6% and 17.98% respectively. Delivery of the first 2.125 ton lot of new South Africa cannabis to IDP Macedonia was completed on December 25, 2021. Instadose Canada expects to generate net revenue of approximately US$3 million under the terms of the North Macedonia joint venture agreement.

III. PORTUGAL

In August 2018, legislation was signed into law to allow for the use of medicinal cannabis in Portugal(9). As a current member of the EU, Portugal is setting itself up to become a medicinal cannabis production hub capable of serving the growing European marketplace.

The IDP Portugal Joint Venture Agreement

On July 9, 2020, Instadose Canada entered into a letter agreement with Aldo Pedro Fuguiera Vidinha setting forth an agreed upon plan of joint venture that would enable Instadose Canada to execute upon its operating strategy in Portugal. On October 19, 2020, parties executed a joint venture agreement that would see the parties establish Instadose Canada Pharma, LDA (“IDP Portugal”) to serve the Global Distribution Platform as Instadose Canada’s first EU‑based cannabinoid oil production Participant. The term of the IDP Portugal joint venture was agreed at twenty‑five (25) years, with a mutual option to extend the IDP Portugal joint venture for one additional twenty‑five (25) year term.

On October 19, 2020, Instadose Canada and the Portugal JV Partner executed a joint venture agreement (the “IDP Portugal JV Agreement”) that would see the parties establish Instadose Pharma, LDA (“IDP Portugal”) to serve the Global Distribution Platform as Instadose Canada’s first EU‑based cannabinoid oil production Participant (the “IDP Portugal Joint Venture”) . The term of the IDP Portugal Joint Venture was agreed at twenty‑five (25) years, with a mutual option to extend the IDP Portugal Joint Venture for one additional twenty‑five (25) year term.

The IDP Portugal joint venture agreement set forth the intended scope of the Portugal joint venture which contemplated Instadose Canada working with Vidinha for the purpose of:

(i)	obtaining all of the licenses required by IDP Portugal to operate the Portugal joint venture;
(ii)	securing requisite land in Portugal to construct IDP Portugal’s EU‑GMP certifiable cannabinoid oil production, bottling, and storage facility;
(iii)	constructing, managing, and operating the IDP Portugal production facility;
(iv)	importing medicinal cannabis from, among other countries, the DRC, Colombia and Mexico, to be utilized for the production of cannabinoid oil at the IDP Portugal production facility;
(v)	marketing, exporting, and selling medicinal cannabis and cannabinoid oil produced under the Portugal joint venture to pharmaceutical industry companies located predominantly throughout the EU; and
(vi)	engaging in one or more industry collaboration opportunities throughout Portugal with other licensed producers of medicinal cannabis and cannabinoid oil.

The IDP Portugal joint venture agreement provided Instadose Canada with the exclusive right to supply the IDP Portugal joint venture with imported medicinal cannabis as well as market and sell all of the cannabinoid oil produced at the IDP Portugal production facility with those net profits generated under the IDP Portugal joint venture to be shared ninety-five percent (95%) to Instadose Canada and five percent (5%) to the Portugal joint venture partner

The IDP Portugal joint venture agreement set out the roles and responsibilities of the parties under the IDP Portugal joint venture, the material terms of which are as follows:

Instadose Canada			Portugal JV Partner
•	Ensure the continued good standing of:		•	Obtain and keep current the IDP Portugal license on behalf of IDP Portugal.
	(i)	the TMIG joint venture; and
	(ii)	the TMIG’s medicinal cannabis rights.

____________

9 Lamers, Matt (21 June 2018). “Portugal passes medical cannabis law, opens domestic market”. Marijuana Business Daily. Retrieved 24 August 2018.

Instadose Canada			Portugal JV Partner
•	Fund all IDP Portugal joint venture set‑up costs, the initial operating expense advance, and all funding shortfalls.		•	Assist in the preparation of all volume forecasts, general reporting obligations, and standard operating procedures.
	Assist the Portugal joint venture partner with respect to:		•	Hire the requisite personnel and service providers required by IDP Portugal to operate, manage, and maintain the IDP Portugal production facility.
	(i)	the importation of all medicinal cannabis into Portugal; and
	(ii)	managing the purchase or construction of the IDP Portugal production facility.
•	With respect to all imported medicinal cannabis:		•	Oversee the following on behalf of IDP Portugal:
	(i)	ensure all medicinal cannabis is cultivated, collected, and packaged in accordance with GACP guidelines;		(i)	the purchase or construction of the IDP Portugal production facility;
	(ii)	supply sufficient quantities of medicinal cannabis to satisfy all minimum import quotas;		(ii)	the payment of all Portugal joint venture expenses;
	(iii)	secure all required Certificates of Analysis;		(iii)	the operation, management, and maintenance of the IDP Portugal production facility;
	(iv)	secure the export permits required by IDP Portugal for importation into Portugal; and		(iv)	employee hiring and training; and
	(v)	co‑ordinate all transport logistics for the delivery of imported medicinal cannabis to the IDP Portugal production facility.		(v)	the production and bottling of all cannabinoid oil at the IDP Portugal production facility.
•	With respect to the sale of medicinal cannabis and cannabinoid oil:		•	With respect to the sale of medicinal cannabis and cannabinoid oil:
	(i)	solicit supply agreements from pharmaceutical industry companies;		(i)	solicit supply agreements from pharmaceutical industry companies;
	(ii)	assist IDP Portugal in collecting revenues generated from sales to pharmaceutical industry companies; and		(ii)	assist IDP Portugal in collecting revenues generated from sales to pharmaceutical industry companies; and
	(iii)	assist IDP Portugal in distributing the net profit share.		(iii)	assist IDP Portugal in distributing the net profit share.

Annex No. 1 to IDP Portugal JV Agreement

On September 27, 2021, Smart Nature received approval of its medicinal cannabis license application from the Portuguese National Authority of Medicines and Health subject to the successful completion of both Infarmed Good Distribution Practice and police security inspections expected to take place in the first quarter of 2022. The Portugal joint venture partner anticipates receiving Smart Nature’s medicinal cannabis licenses on or around April 1, 2022.

On October 26th 2021, Instadose Canada and the Portugal joint venture partner agreed to amend the Portugal joint venture agreement to include Smart Nature. Pending receipt by IDP Portugal of the IDP Portugal licenses, the Portugal joint venture partner agreed in Annex no. 1 to provide Instadose Canada with exclusive third-party rights to utilize the Smart Nature licenses (once officially granted) to import, distribute, and export medicinal cannabis in and from Portugal. In utilizing the Smart Nature licenses, net profits generated by IDP Portugal from the IDP Portugal joint venture would be shared ninety percent (90%) to Instadose Canada and ten percent (10%) to the Portugal joint venture partner

IDP Portugal Operational Update

Establishment of Instadose Pharma, LDA

IDP Portugal was officially incorporated on July 1, 2020 as Abstractingredient, LDA. The company’s name was officially amended to IDP Portugal on October 21, 2020. A ninety-five percent (95%) ownership interest in IDP Portugal is presently held by the Portugal joint venture partner’s personal corporation as trustee for Instadose Canada pursuant to the terms of an executed trust declaration dated March 4, 2021. The remaining five percent (5%) ownership interest in IDP Portugal is held by the Portugal joint venture partner.

IDP Portugal Production Facility

On August 6, 2021, IDP Portugal entered into an agreement with a local landowner to purchase commercial land located in Caldas da Rainha, Portugal for the purpose of constructing the IDP Portugal production facility.

IDP Portugal License Application

Instadose Canada and the Portugal joint venture partner expect to be in a position to file an application with Infarmed to acquire the IDP Portugal licenses in or around June 1, 2022.

III.  ASIA

The Republic of India

The Narcotic Drugs and Psychotropic Substances Act of 1985 (the “NDPSA”) made the trade and consumption of medicinal cannabis in India illegal. The NDPSA also imposed a strict ban on medicinal cannabis (including hemp) production throughout the country. The Indian market has gathered significant attention recently, with various activists/NGOs filing court petitions demanding the legalization of Cannabis. One of these NGOs is the Great Legalization Movement, which has been working to legalize the use of medicinal cannabis for medicinal and industrial purposes in India[10]. In 2017, the northern Indian State of Uttarakhand became the first State in India to legalize the growing and cultivation of medicinal cannabis for medicinal and industrial purposes[11]. In 2019, Madhya Pradesh (the second largest State in India) followed Uttarakhand in legalizing medicinal cannabis for similar purposes[12]. Recently, the Indian state of Hamichal Pradesh made it known that it too was now considering the move towards similar legalization[13]. With a population of approximately 1.4 billion and a growing middle class, the potential for medicinal cannabis in India is substantial[14].

The India Joint Venture

In January 2021, Instadose Canada, along with its local partner in India, Sanctum Healthcare Remedies Private Limited (“Sanctum”), commenced official discussions with State government officials in Uttarakhand with a goal to secure a legal commercial license to grow, cultivate, process, and produce medicinal cannabis and cannabinoid oil on agricultural lands located within the State of Uttarakhand.

In February 2021, Instadose Canada and Sanctum agreed to a plan of joint venture that would see the parties work together in India to secure multiple State‑issued licenses to, among other rights, grow, cultivate, process, produce, export, and sell medicinal cannabis (with an initial maximum THC content level of 0.3%) and cannabinoid oil on certain agricultural lands in India starting with the Uttarakhand license and Uttarakhand lands. On February 18, 2021, Instadose Canada and Sanctum executed a joint venture agreement formalizing their relationship under the India Joint Venture. In doing so, the India joint venture would serve the Global Distribution Platform as both a medicinal cannabis cultivation Participant and cannabinoid oil production Participant. The term of the India joint venture was agreed at twenty‑five (25) years, with amutual option to extend the India joint venture for oneadditional twenty‑five (25) year term.

The India joint venture agreement provided Instadose Canada with exclusive rights to market and sell all of the medicinal cannabis and cannabinoid oil produced under the India joint venture with those net profits generated under the India joint venture to be shared fifty-five percent (55%) to Instadose Canada and forty-five percent (45%) to the India JV Partner.

____________

10 https://cannabisindustryjournal.com/feature_article/indias-cannabis-market-examining-regulatory-frameworks-then-now.

11 https://www.news18.com/news/buzz/after-uttarakhand-madhya-pradesh-is-now-planning-to-legalize-cannabis-in-the-state- 2395801.html

12 https://www.news18.com/news/buzz/after-uttarakhand-madhya-pradesh-is-now-planning-to-legalize-cannabis-in-the-state- 2395801.html

13 https:// timesofindia.indiatimes.com/city/shimla/himachal-pradesh-to-mull-policy-to-legalise-growing-cannabis-for-med-use/ articleshow/81360359.cms

14 https://www.hilldickinson.com/insights/articles/cannabis-india-country-precipice-new-era-treatment

The India joint venture agreement set out the roles and responsibilities of the parties under the India Joint Venture, the material terms of which are as follows:

Instadose Canada			Sanctum
•	Contribute its knowledge and expertise in India solely on the India joint venture.		•	Secure the India joint venture licenses starting with the Uttarakhand licences; and
			•	Ensure continued compliance with all undertakings and responsibilities with respect to all of the India joint venture licenses.
•	Source and secure on behalf of the India joint venture:		•	Obtain legal ownership or registered leasehold interests in and to all India joint venture lands, starting with the Uttarakhand lands.
	(iii)	all equipment required for processing medicinal cannabis and producing cannabinoid oil;
	(iv)	all personnel required to set up, operate, and maintain operation of the India joint venture; and
	(v)	GACP and EU‑GMP certification for all medicinal cannabis processing facilities and cannabinoid oil production facilities to be utilized by the India joint venture.
•	With Sanctum, operate the day‑to‑day activities of the India joint venture in India including, but not limited to daily operation of:		•	With respect to relationships with all responsible authorities in India:
	(ii)	the India joint venture lands;		(iii)	Maintain the India joint venture’s good standing in India; and
	(iii)	one or more medicinal cannabis processing facilities; and
	(iv)	the cannabinoid oil production facilities.		(iv)	Serve as the India joint venture’s primary liaison with respect to all communications with responsible authorities relating to the India joint venture.
•	Contribute its pro rata share of the India joint venture’s funding obligations including, but not limited to, those costs required to:		•	Contribute its pro rata share of the India joint venture’s funding obligations including, but not limited to, those costs required to:
	(i)	clear and cultivate the India joint venture lands;		(iii)	clear and cultivate the India joint venture lands;
	(ii)	construct the medicinal cannabis processing facilities;		(iv)	construct the medicinal cannabis processing facilities;
	(iii)	construct the cannabinoid oil production facility;		(v)	construct the cannabinoid oil production facility;
	(iv)	employ personnel required to operate the India joint venture; and		(vi)	employ personnel required to operate the India joint venture; and
	(v)	operate the day‑to‑day activities of the India joint venture.		(vii)	operate the day‑to‑day activities of the India joint venture.
•	With respect to the sale of medicinal cannabis and cannabinoid oil:		•	With Instadose Canada, operate the day‑to‑day activities of the India joint venture in India including, but not limited to daily operation of:
	(iii)	Solicit supply agreements from pharmaceutical industry companies;		(iii)	the India joint venture lands;
	(iv)	Collect revenues generated from pharmaceutical industry companies; and		(iv)	one or more medicinal cannabis processing facilities; and
	(v)	Complete payment of the Sanctum net profit share.		(v)	one or more cannabinoid oil production facilities.

IDP India Operational Update

Registration of Instadose Pharma India Private Limited

On March 18, 2021, Instadose Pharma India Private Limited (“IDP India”) was registered in India as a private limited company under The Companies Act, 2013. Ownership of IDP India was registered fifty‑five percent (55%) in the name of Instadose Canada and forty‑five percent (45%) in the name of Sanctum. IDP India was established by Instadose Canada and Sanctum for the purpose of becoming the joint operating entity of the India joint venture responsible for receiving and holding (i) the India joint venture licenses, starting with the Uttarakhand license, and (ii) all legal ownership or leasehold interests in and over India JV Lands, starting with the Uttarakhand Lands.

Initial Approval for medicinal cannabis cultivation

In April 2021, IDP India commenced the process of securing the Uttarakhand licenses. On August 6, 2021, the District Magistrate of Haridwar, in the State of Uttarakhand granted IDP India with its initial approval for the cultivation of medicinal cannabis (with an initial maximum THC level not to exceed 0.3%) on up to five hundred (500) acres of Uttarakhand Lands. Today, IDP India is working to secure the Uttarakhand lands. Once secured, approval to commence the official cultivation of medicinal cannabis in India (as well as receipt of the Uttarakhand licenses) will be provided to IDP India.

IV. SOUTH AMERICA

Colombia

In December 2015, then Colombian President Juan Manuel Santos signed a decree legalizing and regulating medicinal cannabis15. Under the Colombia Decree, medicinal cannabis would become fully legal to grow, process, import, and export for medical and scientific purposes. The Colombia Decree allowed licenses to be granted for possession of seeds as well as medicinal cannabis plants16. On or about July 23, 2021, current Colombian President Ivan Duque executed a new decree legalizing the export of medicinal cannabis for medicinal and other industries17. In doing so, the Export Decree set the stage for Colombia to play a significant role in the international medicinal cannabis marketplace.

The Colombia Joint Ventures

Instadose Canada is actively securing agreements with multiple third-party joint venture partners in Colombia to serve the Global Distribution Platform as the first medicinal cannabis cultivation Participants located in South America.

Colombia Joint Venture No. 1

In May 2021, Instadose Canada and representatives of Instadose Canada’s new third-party joint venture partner in Colombia (“Colombia JV Partner No. 1”) commenced discussions on a plan of joint venture that would see Colombia JV Partner No. 1 become an exclusive supplier to Instadose Canada of no less than one million kilograms (1,000,000 kg) of medicinal cannabis per year throughout the term of the Colombia joint venture (“Colombia Joint Venture No. 1”). Colombia JV Partner No. 1 is a Colombian company fully licensed in Colombia to cultivate and produce medicinal cannabis and its related derivatives18. Formed in July 2017, Colombia JV Partner No. 1 signed a Technical and Scientific Cooperation Agreement with the National University of Colombia, the most important academic institution in Colombia19. Today, Colombia JV Partner No. 1 grows, cultivates, and produces medicinal cannabis and related derivatives at its two established Colombian production centers (the “Medicinal Cannabis Lands”). Colombia JV Partner No. 1’s first production center is located in Guamo, Tolima. Its second production center is located in north Colombia in Ciénaga, Magdalena, in the Sierra Nevada de Santa Marta. Both Medicinal Cannabis Lands are located in ideal microclimates for the agricultural development of medicinal cannabis20.

____________

15 https://www.yahoo.com/news/colombia-legalizes-medical-marijuana-171023547.html?ref=gs

16 https://www.yahoo.com/news/colombia-legalizes-medical-marijuana-171023547.html?ref=gs

17 https://www.reuters.com/world/americas/colombia-boosts-budding-cannabis-industry-by-removing-ban-dry-flower-exports- 2021-07-23/

18 http://www.cdmcolombia.co/en/inicio-english/

19 http://www.cdmcolombia.co/en/inicio-english/

20 http://www.cdmcolombia.co/en/production-2/

On August 5, 2021, Instadose Canada and Colombia JV Partner No. 1 executed a joint venture agreement formalizing the scope of Colombia Joint Venture No. 1. Under Colombia JV Agreement No. 1, details surrounding all of the medicinal cannabis to be supplied by Colombia JV Partner No. 1 to one or more cannabinoid oil production Participants shall be set forth in the supply agreements entered into between the applicable parties. Instadose Canada and Colombia JV Partner No. 1 agreed to an initial five (5) year term for the operation of Colombia Joint Venture No. 1 subject to the right of the parties (absent the existence of a default) to extend the initial term for up to four (4) additional five (5) year terms.

Colombia JV Agreement No. 1 also set out the roles and responsibilities of the parties under Colombia Joint Venture No. 1, the material terms of which are as follows:

	Instadose Canada		Colombia JV Partner No. 1
•	Contribute its knowledge and expertise to Colombia Joint Venture No. 1.	•	Keep all medicinal cannabis licenses current and comply with all conditions of the medicinal cannabis licenses granted by the regulatory authorities in Colombia.
•	Provide Colombia JV Partner No. 2 with any of the specifications that it may require for medicinal cannabis to grown, cultivated, processed, packaged, and sold under Colombia Joint Venture No. 1.	•	Maintain ownership or a leasehold interest (as well as quiet enjoyment of) in and over the Medicinal Cannabis Lands.
•	Solicit supply agreements for medicinal cannabis from one or more cannabinoid oil production Participants.	•	Carry on the operation, management, and maintenance of its production facilities located on the Medicinal Cannabis Lands for the benefit of Colombia Joint Venture No. 1.
•	Solicit supply agreements for medicinal cannabis from pharmaceutical company buyers on behalf of cannabinoid oil production Participants.	•	Provide Instadose Canada with annual production forecasts (as well as any amendments thereto) for medicinal cannabis to be produced on the Medicinal Cannabis Lands.
•	Assist cannabinoid oil production Participants with obtaining the licenses, authorizations, and/or permits necessary to import medicinal cannabis from Colombia.	•	Use its commercially reasonable efforts to make available to Instadose Canada those quantities of medicinal cannabis set forth in the annual production forecasts provided to Instadose Canada.
•	Fund the costs as well as oversee the general logistics required to export medicinal cannabis from Colombia to applicable cannabinoid oil production Participants.	•	Adhere to all standard operating procedures for the production of medicinal cannabis as are determined between Instadose Canada and Colombia JV Partner No. 1.
•

Guarantee prompt payment of the purchase price due and owing to Colombia JV Partner No. 1 for all medicinal cannabis supplied to cannabinoid oil production Participants under Colombia Joint Venture No. 1.

		•	Ensure that all medicinal cannabis is grown, cultivated, collected, processed, packaged, and stored in accordance with applicable GACP Guidelines.
•

Work with Instadose Canada to secure the licenses necessary to export all medicinal cannabis cultivated under Colombia Joint Venture No. 1 from Colombia to one or more cannabinoid oil production Participants.

Colombia Joint Venture No. 2

In October 2021, Instadose Canada and representatives of a second joint venture partner in Colombia (“Colombia JV Partner No. 2”) commenced discussions on a plan of joint venture that would see Colombia JV Partner No. 2 become another exclusive supplier of medicinal cannabis and related derivatives to Instadose Canada in Colombia (“Colombia Joint Venture No. 2”). Colombia JV Partner No. 2 is a Colombian company fully licensed in Colombia to cultivate and produce medicinal cannabis and its related derivatives. Today, Colombia JV Partner No. 2 grows, cultivates, and produces medicinal cannabis and related derivatives across multiple regions in Colombia which include Risaralda, Tolima, Antioquia, Huila, Caldas, and Cundinamarca.

On October 15, 2021, Instadose Canada and Colombia JV Partner No. 2 executed a joint venture agreement formalizing the scope of Colombia Joint Venture No. 2. Under Colombia JV Agreement No. 2, details surrounding all of the medicinal cannabis to be supplied by Colombia JV Partner No. 2 to one or more cannabinoid oil production Participants shall be set forth in the supply agreements entered into between the applicable parties. Instadose Canada and Colombia JV Partner No. 2 agreed to an initial five (5) year term for the operation of Colombia Joint Venture No. 2 subject to the right of the parties (absent the existence of a default) to extend the initial term for up to four (4) additional five (5) year terms. Under Colombia JV Agreement No. 2, Colombia JV Partner No. 2 agreed to provide Instadose Canada with medicinal cannabis and related derivatives on an exclusive basis conditional upon Instadose Canada cannabinoid oil production Participants meeting minimal purchasing quotas. In exchange for production exclusivity, Instadose Canada agreed to work with Colombia JV Partner No. 2 within the production regions on an exclusive basis conditional upon Colombia JV Partner No. 2 satisfying certain minimal production quotas. The general roles and responsibilities of the parties under Colombia Joint Venture No. 2 are substantially similar to those set forth in Colombia Joint Venture No. 1.

Colombia Operational Update

Executed Supply Agreement for 100,000 Kilograms of Medicinal Cannabis

On August 26, 2021, IDP Macedonia entered into a supply agreement with the Colombia partner governing the supply of the first 100,000 kilograms of medicinal cannabis to IDP Macedonia under the Colombia joint venture. Delivery of the Colombia cannabis into North Macedonia is presently scheduled to take place in and around June 1, 2022.

V. NORTH AMERICA

1. Mexico

On January 12, 2021, Mexico’s Ministry of Health published in the federation’s Official Gazette new federal Health Regulations for the Medical Production, Research and Use of Medicinal Cannabis and its pharmaceutical derivatives which have now taken affect21. The main objectives of the Medicinal Cannabis Laws were to authorize, regulate, control, promote and oversee the medicinal and therapeutic use of cannabis’ raw materials, pharmaceutical derivatives, and drugs. This included the related activities of research, production, manufacturing, importation, exportation, sale, and prescription of such medicinal cannabis products for medicinal and therapeutic use in Mexico22. These new Medicinal Cannabis Laws have come nearly four (4) years after former Mexican President Enrique Pēna Nieto’s official legalization of medicinal cannabis in June 201723.

____________

21 https://mexiconewsdaily.com/news/medical-marijuana-will-be-legal-as-of-wednesday/

22 https://www.jdsupra.com/legalnews/mexico-moves-forward-with-legalization-9869339/

23 Janikian, Michelle (14 September 2017). “Legal Pot in Mexico: Everything You Need to Know”. Rolling Stone.

The Mexico Project

In April 2021, Instadose Canada and representatives of Instadose Canada’s new third‑party partner in Mexico commenced discussions on a plan of joint venture/partnership that would see the parties work together in Mexico for the purposes of (i) growing, processing, purchasing, exporting, and selling medicinal cannabis, and (ii) utilizing medicinal cannabis to produce, export, and sell cannabinoid oil.

On July 29, 2021, Instadose Canada and its Mexico partner executed a letter agreement formalizing the scope of the Mexico project which included the parties working together in Mexico to do the following:

i.	incorporate or acquire a legal entity in Mexico (“IDP Mexico”) to be legally owned equally by the parties;
ii.	acquire the agricultural lands to be utilized by the Mexico project for the purpose of growing, cultivating, processing, producing, packaging, bottling and/or storing medicinal cannabis and cannabinoid oil in Mexico;
iii.	acquire and secure the government-issued licenses, permits, and authorizations required in Mexico to, among other things:

a)	grow, cultivate, collect, transport, process, produce, purchase, package, bottle, and/or store medicinal cannabis and cannabinoid oil;
b)	export and sell medicinal cannabis and cannabinoid oil; and
c)	operate the Mexico project for commercial purposes.

iv.	utilize Instadose Canada’s knowledge and expertise

a)	to construct or purchase:

•	one or more greenhouses;
•	the medicinal cannabis drying, processing, packaging, labelling, and storage facilities; and
•	the cannabinoid oil production, bottling, and storage facilities.

b)	purchase and import equipment to be used at the Mexico facilities for the purpose of growing, cultivating, collecting, transporting, processing, producing, packaging, bottling, and storing medicinal cannabis and cannabinoid oil;
c)	grow and cultivate medicinal cannabis on the Mexico lands or purchase medicinal cannabis from local farmers; and
d)	utilize the Mexico equipment to process, produce, package and/or bottle medicinal cannabis and cannabinoid oil at the Mexico facilities.

v.	solicit purchasers to complete the sale of all medicinal cannabis and cannabinoid oil produced or purchased under the Mexico project; and
vi.	Equally share in the gross revenues generated by Instadose Canada Mexico from the sale of medicinal cannabis and cannabinoid oil under the Mexico project.

Instadose Canada and its Mexico partner agreed to an initial five (5) year term for the operation of the Mexico project subject to the right of the parties (absent the existence of a default) to extend the initial term for up to four (4) additional five (5) year terms.

The Mexico letter agreement also set out the roles and responsibilities of the parties under the Mexico project, the material terms of which are as follows:

Instadose Canada			Mexico Partner
•	Source the Mexico equipment.		•	Secure the Mexico lands.
•	Establish and implement those GACP Guidelines to be followed by IDP Mexico for growing, cultivating, collecting, processing, and packaging medicinal cannabis.		•	Obtain the Mexico licenses.
•	Assist the Mexico partner in applying for and obtaining local GMP and EU‑GMP certification for the Mexico equipment and Mexico facilities.
•	Establish and implement those standard operating procedures required to be followed by IDP Mexico for operating the Mexico project and producing medicinal cannabis and cannabinoid oil.
•	Solicit supply agreements from pharmaceutical buyers for medicinal cannabis and cannabinoid oil produced under the Mexico project.
•	Contribute the following in connection with the Mexico project:		•	Contribute the following connection with the Mexico project:
	i.	its equal share of funding required to satisfy the agreed upon initial Mexico project budget;		(i)	Its equal share of funding required to satisfy the agreed upon initial Mexico project budget;
	ii.	its equal share of funding required to carry on the day-to-day operation of the Mexico project; and		(ii)	Its equal share of funding required to carry on the day-to-day operation of the Mexico project; and
	iii.	its equal share of any and all losses generated by IDP Mexico.		(iii)	Its equal share of any and all losses generated by IDP Mexico.
•	Work with the Mexico partner to prepare and finalize:		•	Work with the Instadose Canada to prepare and finalize:
	(i)	The Mexico project plan and initial budget;		(i)	The Mexico project plan and initial t budget;
	(ii)	All annual forecasts and budgets; and		(ii)	All annual forecasts and budgets; and
	(iii)	All general reporting requirements.			All general reporting requirements.
•	Work with the Mexico partner to undertake Instadose Canada Mexico’s:		•	Work with Instadose Canada to undertake IDP Mexico’s:
	(i)	operation, management, and maintenance of the Mexico project, including the Mexico equipment, Mexico facilities, and Mexico lands; and		(i)	operation, management, and maintenance of the Mexico project, including the Mexico equipment, Mexico facilities, and Mexico lands; and
	(ii)	employment and training of all employees or other personnel.		(ii)	employment and training of all employees or other personnel.

Mexico Project Operational Update

Planned Import of Medicinal Cannabis into North Macedonia

Instadose Canada anticipates being able to import medicinal cannabis into North Macedonia under the Mexico project prior to December 31, 2022.

(2) Canada

The Health Canada Licenses

On September 4, 2020, Health Canada issued the Cultivation License to Maribec. The Cultivation License is valid for three (3) years expiring on September 4, 2023. On October 2, 2020, Maribec submitted an application with Health Canada’s Cannabis Licensing and Security Division for a processing license under the Cannabis Regulations. The processing license was granted on February 25, 2021 and expires on September 4, 2023.

The Option Notice

On March 11, 2021, Instadose Canada delivered the Option Notice to Mr. Ste. Marie. Instadose Canada will now commence the process of obtaining all the Health Canada Approvals required in order to complete the repurchase of Maribec. Instadose Canada cannot guarantee the amount of time it may take to complete the repurchase of Maribec. This said, Instadose Canada endeavors to utilize all commercially reasonable efforts to complete the repurchase of Maribec as soon as reasonably practicable.

While Instadose Canada’s present business model affords minimal attention to its medicinal cannabis operations in Canada, Instadose Canada is of the view that the Canadian government will at some point in the future permit the authorized import of medicinal cannabis into Canada from licensed producers of medicinal cannabis located in and from Africa, Europe, Asia, South America, and North America. When permissible to do, Instadose Canada anticipates that it will be in a relatively strong position to access significant amounts of medicinal cannabis for import into Canada.

Agreement with Stellar Media

In anticipation of the closing of the Plan of Arrangement with Instadose Canada, the Company entered into an agreement with Stellar Media commencing on September 30, 2021 to provide certain advertising management services. The agreement did not include any specific termination terms. Stellar Media received a one-time fee of $300,000 by a third party to initiate services performed by Stellar Media. Thereafter, the Company will pay a monthly management fee in consideration of the advertising management services on a sliding rate. The monthly fees range from 2.00% to 12.50% based on total actual media spent for that month. The greater the total actual media spent for the month, the lower the percentage of management fee due to Stellar Media.

ITEM 1A. RISK FACTORS

The following is a summary of certain risk factors relating to the activities of the Company and its subsidiaries and the ownership of the Company’s securities. The risks and uncertainties described below are those the Company currently believe to be material, but they are not the only ones the Company faces.

Risks Generally Related to the Company

1. Market Risks for Securities

Volatility in the price of the Company’s shares could cause our shareholders to lose all or part of their investment because they may not be able to our shares at or above the price they paid. Factors that could cause fluctuations in the market price of the our shares include the following:

•	price and volume fluctuations in the overall stock market from time to time:
•	volatility in the market prices and trading volumes of stocks of companies that are involved in the same industry as the Company;
•	changes in operating performance and stock market valuations of other companies that are involved in the same industry as the Company;
•	sales of our shares by our shareholders;
•	announcements by our competitors regarding new products or services;
•	the public’s reaction to our news releases, other public announcements, and filings with securities commissions;
•	rumours and market speculation involving the Company or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, or that of its competitors or the competitive landscape generally;
•	litigation involving the Company, its industry or both, or investigations by regulatory into our operations or those of its competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by the Company or its competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	any significant changes in our management; and
•	general economic conditions and slow or negative growth of the Company’s markets.

2. The Company is a development stage company and we cannot assure profitability

Our lack of operating history makes it difficult for investors to evaluate our prospects for success. Prospective investors should consider the risks and difficulties we might encounter, since there is no assurance that it will be successful. Any likelihood of success must be considered considering our relative early stage of operations.

As we have only just begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of our finances. There is no guarantee that our products or services will be attractive to potential consumers.

3. Our actual financial position and results of operations may differ materially from the expectations of management

Our actual financial position and results of operations may differ materially from management’s expectations. As a result, the Company’s revenue, net income and cash flow may differ materially from the Company’s projected revenue, net income, and cash flow. The process for estimating the Company’s revenue, net income and cash flow requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect The Company’s financial condition or results of operations.

4. There is no assurance that the Company will turn a profit or pay dividends

The Company has limited history of earnings, limited cash reserves, a limited operating history, has not paid dividends, and is unlikely to pay dividends in the immediate or near future. The Company has a history of operating losses and may not achieve or sustain profitability. The Company cannot guarantee shareholders that it will become profitable, and even if the Company achieves profitability, given the competitive and evolving nature of the industry in which it operates, the Company may not be able to sustain or increase profitability and its failure to do so could adversely affect the Company’s business, including its ability to raise additional funds.

There can be no assurance that the Company will be profitable or pay dividends. The payment and amount of any future dividends will depend on, among other things, the Company’s results of operations, cash flow, financial condition, and operating and capital requirements. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends.

5. There are factors which may prevent the Company from the realization of growth targets

The Company is currently expanding from its early development stage. The Company’s growth strategy contemplates continuing development of its Global Distribution Platform and the Industry Gateway. There is a risk that the development of these platforms will not be achieved on time, on budget, or at all, as they can be adversely affected by a variety of factors, including some that are discussed elsewhere in these “Risk Factors” and the following:

•	non‑performance by third party contractors;
•	increases in materials or labour costs;
•	falling below expected levels of output or efficiency;
•	labour disputes, disruptions or declines in productivity;
•	termination or non‑renewal of long‑term contracts; and
•	inability to attract enough qualified workers.

6. Risk of Additional Financing

The Company is in the development stage and have not generated a significant amount of revenue. The Company will likely operate at a loss until business becomes established and it may require additional financing to fund future operations and expansion plans, including developing new products, enhancing existing products, enhancing its operating infrastructure, and acquiring complementary businesses and technologies. The Company’s ability to secure any required financing to sustain operations will depend in part upon prevailing capital market conditions, as well as business success. There can be no assurance that the Company will be successful in its efforts to secure any additional financing or additional financing on terms satisfactory to management. If additional financing is raised by issuing the Company shares in its authorized capital, control may change, and shareholders may suffer additional dilution.

7. Going‑Concern Risk

The Company’s financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company’s future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

8. Competition

The Company faces competition in the markets in which it operates and intends to operate soon. Some of the Company’s competitors may be better positioned to develop superior product features and technological innovations, and able to better adapt to changing market conditions. The Company’s ability to compete depends on, among other things, consistent high product quality, short lead time, timely delivery, competitive pricing, range of product offerings and superior customer service and support. Increased competition in the markets in which the Company operates may force the Company to reduce its product prices or may result in increased costs and may have a material adverse effect on its business and operating results. Any decrease in the quality of the Company’s products or level of service to customers, or any forced decrease in product pricing may adversely affect its business and operating results.

In addition, the industry in which the Company operates is highly competitive. the Company may not have sufficient resources to maintain any competitive advantages, including research and development, marketing, sales, and customer services on a competitive basis which could materially and adversely affect the Company’s business, financial condition, and results of operations.

9. Agricultural Operations Risk

The Company’s business is dependent on the growth and production of cannabis products, an agricultural product. As such, the risks inherent in engaging in agricultural businesses apply to the Company. Potential risks include the risk that crops may become diseased or victim to insects or other pests and contamination, or subject to extreme weather conditions such as excess rainfall, freezing temperature, or drought, all of which could result in low crop yields, decreased availability of cannabis, and higher acquisition prices. Although the Company has taken on a strategy to source its cannabis from various geographical locations, there can be no guarantee that an agricultural event will not adversely affect the Company’s business and operating results. Furthermore, the impact of Global Warming and other environmental effects on weather systems around the globe may impact the agricultural businesses upon which the Company relies.

10. Success of Quality Control Systems

The quality and safety of the Company’s products are critical to the success of its business and operations. As such, it is imperative that the Company’s and its service providers’ quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that all its service providers have implemented and adhere to high‑caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on the Company’s business and operating results.

11. Reliance on Third Party Suppliers and Manufacturers

The Company intends to maintain a full supply chain to produce wholesale bulk cannabis. The Company’s co‑packers and ingredient and packaging suppliers may elect, at any time, to cease to engage in production agreements for products containing cannabis. Loss of manufacturers and suppliers would have a material adverse effect on the Company’s business and operational results.

12. Product Liability

The Company’s products are produced for sale both directly and indirectly to end consumers, and therefore the Company faces an inherent risk of exposure to product liability claims, regulatory action, and litigation of the Company’s products alleging to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and cannabis related products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claims or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation, and could have a material adverse effect on the Company’s business and operational results.

13. Product Recalls

Product manufacturers and distributors are sometimes required to recall or initiate returns of their products for various reasons, including product defects such as contaminations, unintended harmful side effects or interactions with other products, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company’s products are recalled, the Company could incur unexpected expense relating to the recall and any legal proceedings that might arise in connection with the recall. the Company may lose significant revenue due to loss of sales and may not be able to compensate for or replace that revenue. A recall of the Company’s products could lead to adverse publicity, decreased demand for the Company’s products and could have a material adverse effect on the Company’s results of operations and financial condition.

14. Maintaining and Promoting the Company’s Brand

The Company believes that maintaining and promoting its brand is critical to expanding its customer base. Maintaining and promoting the Company’s brand will depend largely on its ability to continue to provide quality, reliable, sustainable, and innovative products, which the Company may not do successfully. Maintaining and enhancing the Company’s brand may require it to make substantial investments, and these investments may not achieve the desired goals. If the Company fails to successfully promote and maintain its brand or if it incurs excessive expenses in this effort, the Company’s business and financial results from operations could be materially adversely affected.

15. Key Personnel Risk

The Company’s success and future growth will depend, to a significant degree, on the continued efforts of the Company’s directors and officers to develop the business and manage operations and on their ability to attract and retain key technical, scientific, sales and marketing staff or consultants. The loss of any key person or the inability to attract and retain new key persons could have a material adverse effect on the Company’s business. Competition for qualified technical, scientific, sales and marketing staff, as well as officers and directors can be intense, and no assurance can be provided that the Company will be able to attract or retain key personnel in the future. The Company’s inability to retain and attract the necessary personnel could materially adversely affect the Company’s business and financial results from operations.

16. Fluctuations in Foreign Currency Exchange Rates

The Company is subject to foreign currency risk. The strengthening or weakening of the Canadian or US dollar versus other currencies of other countries in which it operates, will impact the translation of the Company’s net revenues generated in these foreign currencies into Canadian and US dollars. The Company imports certain ingredients in its products from foreign countries, and so may become forced to pay higher rates for the Company’s ingredients because of the weakening of the Canadian or US dollar.

17. Risks Related to the Company’s Prices

As the market for the Company’s products matures, or as new or existing competitors introduce new products or services that compete with ours, the Company may experience pricing pressure and be unable to renew its agreements with existing customers or attract new customers at prices that are consistent with the Company’s pricing model and operating budget. If this were to occur, it is possible that the Company would have to change its pricing model or reduce the Company’s prices, which could harm the Company’s revenue, gross margin, and operating results.

18. Requirement to Generate Cash Flow for Financial Obligations

The Company currently has negative operating cash flows. The Company’s ability to generate sufficient cash flow from operations to make scheduled payments to its contractors, service providers and suppliers will depend on future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative, and business factors, many of which are outside of the Company’s control. If the Company does not generate sufficient cash flow from operations to satisfy its contractual obligations, the Company may have to undertake alternative financing plans. The Company’s inability to generate sufficient cash flow from operations or undertake alternative financing plans would have an adverse effect on the Company’s business, financial condition and results or operations, as well as its ability to satisfy the Company’s contractual obligations. Any failure to meet the Company’s financial obligations could result in termination of key contracts, which could harm the Company’s ability to provide its products.

19. Uninsured or Uninsurable Risk

The Company may become subject to liability for risks which are uninsurable or against which the Company may opt out of insuring due to the high cost of insurance premiums or other factors. The payment of any such liabilities would reduce the funds available for usual business activities. Payment of liabilities for which insurance is not carried may have a material adverse effect on the Company’s financial position and operations.

20. Conflicts of Interest Risk

Certain of the Company’s directors and officers are, and may continue to be, involved in other business ventures in cannabis or hemp products and the nutraceutical industry through their direct and indirect participation in corporations, partnerships, joint ventures, etc. that may become potential competitors to the Company. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers’ conflict with or diverge from the Company’s interests. In accordance with the BCBCA, directors who have a material interest in any person who is a party to a material contract, or a proposed material contract are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and officers are required to act honestly and in good faith with a view to the Company's best interests. However, in conflict‑of‑interest situations, directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to the Company. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavourable to the Company.

21. Infectious Diseases and Global Virus Outbreaks

Emerging infectious diseases or the threat of outbreaks of viruses or other contagions or epidemic diseases, including the Covid‑19 outbreak, could have a material adverse effect on the Company by causing operational delays and disruptions (including as a result of government regulation and prevention measures), labour shortages and shutdowns, social unrest, breach of material contracts, government or regulatory actions or inactions, changes in tax laws, payment deferrals, increased insurance premiums, governmental disruptions, capital markets volatility, or other unknown but potentially significant responses or consequences. In addition, governments may impose strict emergency measures in response to the threat or existence of an infectious disease. The full extent and impact of the Covid‑19 pandemic is unknown and, to‑date, has included volatility in financial markets, a slowdown in economic activity and has also raised the prospect of a global recession.

The international response to Covid‑19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer activity. At this time, the Company cannot accurately predict what effects these conditions will have on its financial position and results of operations, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures that have been or may be imposed by the governments of impacted regions. In addition, a significant outbreak of contagious diseases in the human population, such as Covid‑19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could result in a material adverse effect on demand for financial compliance services, investor confidence, and general financial market liquidity, all of which may adversely affect the Company’s business and the fair market value of the Company shares. Accordingly, any outbreak or threat of an outbreak of an epidemic disease or similar public health emergency, including Covid‑19, could have a material adverse effect on the Company’s business, financial condition, and results of operations. As at the date hereof, the duration of any business disruptions and related financial impact of the Covid‑19 outbreak cannot be reasonably estimated. It is unknown whether and how the Company may be affected if a pandemic, such as the Covid‑19 outbreak, persists for an extended period.

22. The Company May Become Subject to Litigation

In addition to the current class action lawsuit, the Company may be named as a defendant in a lawsuit or regulatory action. the Company may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition.

Regulatory Risks

23. Regulatory Approvals and Permits

The activities of the Company are subject to regulation by governmental authorities of jurisdictions in which it or its partners operate. Achievement of the Company’s business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals, where necessary, for the import, export and sale of its products. the Company may be required to obtain and maintain certain permits, licenses, and approvals in the jurisdictions where the Company’s products are licensed, although it does not currently anticipate that such approvals will be necessary. There can be no assurance that the Company will be able to obtain or maintain any necessary licenses, permits or approvals, and any material delay or inability to receive these items is likely to delay and/or inhibit the Company’s ability to conduct its business, and would have an adverse effect on the Company’s business, financial condition, and results of operations.

24. Potential Changes in Federal and State Laws and Regulations

If state and/or federal legislation changes or regulatory agencies amend their practices or interpretive policies, or expended its resources enforcing existing state and/or federal laws, such action(s) could have a materially adverse effect on; (a) the Company’s ability to obtain lawfully sourced raw materials; and (b) the manufacturing, marketing, distribution, and sale of the Company’s products in one or multiple jurisdictions, up to and including a complete interruption of its business. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to purchase the Company’s products, which would be detrimental. The Company cannot predict the nature of any future federal, state and/or laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Intellectual Property Risks

25. Risks Related to Potential Inability to Protect Intellectual Property

The Company’s success is heavily dependent upon its intellectual property and technology. The Company licenses certain technology from third parties and there can be no assurance that it will be able to continue licensing these rights on a continuous basis. The Company relies upon copyrights, trade secrets, unpatented proprietary know‑how and continuing technology innovation to protect the technology that it considers important to the development of its business. The Company relies on various methods to protect its proprietary rights, including confidentiality agreements with its consultants, service providers and management that contain terms and conditions prohibiting unauthorized use and disclosure of its confidential information. However, despite the Company’s efforts to protect its intellectual property rights, unauthorized parties may attempt to copy or replicate its technology. There can be no assurances that the steps taken by the Company to protect its technology will be adequate to prevent misappropriation or independent third‑party development of its technology. It is likely that other companies can duplicate a production process like ours. To the extent that any of the above could occur, the Company’s revenue could be negatively affected, and in the future, the Company may have to litigate to enforce its intellectual property rights, which could result in substantial costs and divert management’s attention and its resources.

Economic Risks

26. Global Economy Risk

The current Covid‑19 pandemic and, prior to that, the economic slowdown and downturn of global capital markets has generally made the raising of capital by equity or debt financing more difficult. If the Arrangement is not completed, the Company will be dependent upon the capital markets to raise additional financing in the future. Access to financing has been negatively impacted by the ongoing global economic downturn. As such, the Company is subject to liquidity risks in meeting development and future operating cost requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact the Company’s ability to raise equity or obtain loans and other credit facilities in the future and on terms favourable to it and management. If uncertain market conditions persist, the ability to raise capital could be jeopardized and thus have an adverse impact on operations and on the trading price of the Company’s shares on OTC Pink (assuming the completion of the Arrangement).

27. Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business, but it cannot predict whether, or to what extent, any of such risks may be realized nor can it guarantee that it has identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to the Company shares.

Regulatory Risks and Uncertainties

28. Trading Suspension and Caveat Emptor

The recent SEC trading suspension and the designation of Caveat Emptor on the OTC Markets has negatively affected the ability of the Company’s shareholders to trade their shares. Although the Company is currently taking steps to rectify the regulatory restrictions, there is no guarantee that they will be successful in a timely manner.

29. Ontario Securities Commission’s charges against former officer and director of the Company and Instadose Canada will continue to have a negative effect on the ability of the Company to create an active market and successfully implement its business plan.

On July 9, 2021, the Ontario Securities Commission announced that Grant F. Sanders had been charged quasi-criminally with one count of fraud. Mr. Sanders is charged in relation to his role as Chairman and Chief Executive Officer of Instadose Canada. The OSC alleges that investor funds were diverted to the benefit of Mr. Sanders, his family, and associates. The OSC further alleges that Instadose Canada materially misrepresented the nature of the company’s business. Mr. Sanders retained legal counsel in Canada for the purpose of vigorously defending himself against the Charge. Mr. Sanders’ first scheduled court appearance on this matter occurred on Monday, August 16, 2021. It was determined at the First Appearance that the matter be adjourned until 2022. As of March 15, 2022, no new appearance has been scheduled.

Although Mr. Sander is not a 10% shareholder and resigned from all of his positions with the Company and Instadose Canada, he is still actively involved with some of the Company’s joint venture partners on an operational basis. An unfavorable outcome relating to the OSC changes may negatively affect the Company’s relationships with these joint venture partners in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company operates out of Instadose Canada’s head office which is located at 5500 North Service Road, Suite 301, Burlington, Ontario, L7L 6W6. The head office consists of 3,044 square feet. The head office is leased for a term of five years commencing November 1, 2018 and expiring on November 30, 2023. The head office is leased at a monthly rate of $4,819.67.

ITEM 3. LEGAL PROCEEDINGS.

On December 30, 2021, Michael Deluca, a purported stockholder of the Company, filed a putative class action complaint in the U.S. District Court, Eastern District of Virginia, naming as defendants the Company and former CEO, Terry Wilshire.  The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and SEC Rule 10b-5 promulgated thereunder), as well as a control person claim under Section 20(a) of the Exchange Act against Wilshire.  The complaint alleges that defendants made materially false and misleading misrepresentations and omissions in SEC filings upon which plaintiff’s purportedly relied in purchasing shares of the Company and that plaintiff’s suffered harm when the price of the stock declined and the purported truth emerged.  Plaintiff seeks various forms of relief, including alleged damages, attorneys’ fees and costs and other relief.  The Company intends to vigorously defend against this lawsuit, and at this time, the Company cannot predict the outcome or impact of the litigation.

On September 18, 2019, Instadose Canada received a letter from the Enforcement Branch of the Ontario Securities Commission, requesting information about Instadose Canada’s business activities. Instadose Canada is also aware that the OSC reached out to certain stakeholders of Instadose Canada regarding such enquiries. Instadose Canada has responded to these enquiries and has not received any response from the OSC since that time.

On July 9, 2021, the OSC announced that Grant F. Sanders had been charged quasi-criminally with one count of fraud. Mr. Sanders is charged in relation to his role as Chairman and Chief Executive Officer of Instadose Canada. The OSC alleges that investor funds were diverted to the benefit of Mr. Sanders, his family, and associates. The OSC further alleges that Instadose Canada materially misrepresented the nature of the company’s business. Mr. Sanders retained legal counsel in Canada for the purpose of vigorously defending himself against the Charge. Mr. Sanders’ first scheduled court appearance on this matter occurred on Monday, August 16, 2021. It was determined at the First Appearance that the matter be adjourned until 2022. As of March 15, 2022, no new appearance has been scheduled.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ITEM 4. MINE SAFETY DISCLOSURE

None

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Item 5(a)

a) Market Information. The Company was trading publicly on the OTC Markets Pink Sheets. We began trading under the symbol MZKR on March 11, 2021, and now trade under the symbol “INSD”. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. On November 23, 2021, the SEC suspended the trading of securities in the Company because of questions and concerns regarding the adequacy and accuracy of information about the Company in the marketplace. Thereafter, OTC Markets designated a Caveat Emptor on the stock for a minimum of 30 days at which point we were eligible for review. Since that date, we have been actively working to meet all compliance requirements to cure the issue in the most expeditious manner possible.

b) Holders. At March 15, 2022, there were approximately 553 shareholders of record of our common stock.

c) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans.

e) Performance graph. Not applicable.

f) Sale of unregistered securities.

Common Shares

On December 31, 2021, the Company closed on the Plan of Arrangement approved by the Supreme Court of British Columbia on October 19, 2021 by and between the Company and Instadose Pharma Corp., a British Columbia corporation (“Instadose Canada”). At Closing, the Company acquired all of the issued and outstanding common shares of Instadose Canada. Instadose Canada shareholders received 1.34 shares of the Company’s common stock in exchange for each share of Instadose Canada common stock for an aggregate of 456,930,654 shares of the Company’s common stock.

 Item 5(b) Use of Proceeds. Not applicable.

 Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for the Company include income taxes and recent accounting pronouncements.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of November 30, 2021 and 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended November 30, 2021 and 2020, respectively.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carry back net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carry forwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost- recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended November 30, 2021 and 2020, respectively.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. At November 30, 2021, there were no pronouncements that had an effect on the Company’s financial statements.

Trends and Uncertainties

The Company currently has minimal revenues and operations and is investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/ or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations. As further described in “Liquidity and Capital Resources”, management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. The Company plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business. However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments and settlement on arbitration.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering administrating elections. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to election companies, falling into the general classification of cybersecurity. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, when applicable, the Company shall utilize third-party service providers to secure the Company’s financial and personal data; the Company believes that third-party service providers provide reasonable assurance that the financial and personal data that they hold are secure.

Liquidity and Capital Resources

As of November 30, 2021, the Company had an accumulated deficit of $(568,381) and a working capital deficit of $(162,296). Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

As of November 30, 2020, the Company had an accumulated deficit of $(106,358) and a working capital deficit of $82,423.

Operating Activities

For the year ended November 30, 2021, the Company recorded a net loss of $(462,023). We had expenses paid on behalf of the Company by a related party of 84,716, expenses paid on behalf of the Company - third party of $300,000, an increase in accounts payable of 8,442 and accrued expenses - related party of $68,800. As a result, we recorded net cash used in operating activities of $(65) for the year ended November 30, 2021.

For the year ended November 30, 2020, the Company recorded a net loss of $(25,657). We had expenses paid on behalf of the Company by a related party of $26,091 and a decrease in accounts payable of $(647).  As a result, we recorded net cash used in operating activities of $213 for the year ended November 30, 2020

Investing Activities

For the year ended November 30, 2021 and 2020, respectively, we did not have any investing activities.

Financing Activities

For the year ended November 30, 2021 we issued 3,000 shares of common stock for a subscription receivable of $3,000.

For the year ended November 30, 2020, we received related party advances of $330.

Management believes that it will be able to continue its operations and further advance its business plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to the Company, or at all. Should the Company not be successful in its business plans or obtain additional financing, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the years ended November 30, 2021 and 2020, our auditors have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended November 30, 2021 Compared to the Year Ended November 30, 2020

The Company did not earn any revenues for the years ended November 30, 2021 or 2020.

General and administrative expenses for the year ended November 30, 2021 totaled $462,023 compared to $25,657 for the year ended November 30, 2020, an increase of $436,366.

General and administrative expenses for the year ended November 30, 2021 consisted primarily of professional fees. Professional fees for the year ended November 30, 2021 totaled $441,565 compared to $17,960 for the year ended November 30, 2020, an increase of $423,605. Professional fees for the year ended November 30, 2021consisted of marketing fees of $300,000, management fees of $68,800, legal fees of $48,800 and accounting fees of $23,965. Professional fees for the year ended November 30, 2020 consisting of only accounting fees of $17,960.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Instadose Pharma Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Instadose Pharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Instadose Pharma Corp. (the “Company”) as of November 30, 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability. to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2022

Lakewood, CO

March 8, 2022

PCAOB ID No. 5041

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Instadose Pharma Corp (fka: Mikrocoze Inc.):

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Instadose Pharma Corp (fka:Mikrocoze Inc.)(“the Company”) as of November 30, 2020, the related statements of operations, stockholders’ deficit, and cash flows for the year ended November 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2020, and the results of its operations and its cash flows for the year ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor from 2017 through February 17, 2022.

Draper, UT

February 24, 2021

INSTADOSE PHARMA CORP.

BALANCE SHEETS

	November 30, 2021	November 30, 2020

ASSETS

CURRENT ASSETS
Cash	$-	$65

TOTAL CURRENT ASSETS	$-	$65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,780	$338
Accrued expenses - related party	68,800	-
Advances - related party	84,716	82,085

TOTAL CURRENT LIABILITIES	162,296	82,423

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT	-	-
Preferred stock, par value $0.0001, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized, 75,003,000 and 75,000,000 shares issued and outstanding, respectively	7,500	7,500
Additional paid in capital	401,585	16,500
Subscription receivable	(3,000)	-
Accumulated deficit	(568,381)	(106,358)

TOTAL STOCKHOLDERS’ DEFICIT	(162,296)	(82,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$65

The accompanying notes are an integral part of these financial statements

INSTADOSE PHARMA CORP,

STATEMENTS OF OPERATIONS

	Year ended November 30, 2021	Year ended November 30, 2020

General and administrative expenses	$462,023	25,697

Net loss	(462,023)	(25,657)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	75,000,312	75,000,000

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit

Balance at November 30, 2019	-	$-	75,000,000	$7,500	$16,500	$-	$(80,701)	(56,701)

Net loss - 2020	-	-	-	-	-	-	(25,657)	(25,657)

Balance at November 30, 2020	-	-	75,000,000	$7,500	$16,500	-	$(106,358)	$(82,358)

Debt forgiveness - related party	-	-	-	-	82,085	-	-	82,085

Stock issued for subscription receivable ($1/per share)	-	-	3,000	-	3,000	(3,000)	-	-

Expenses paid on behalf of the Company - third party	-	-	-	-	300,000	-	-	300,000

Net loss - 2021	-	-	-	-	-	-	(462,023)	(462,023)

Balance at November 30, 2021	-		$75,003,000	$7,500	$401,585	$(3,000)	$(568,381)	$(162,296)

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP.

STATEMENTS OF CASH FLOWS

	November 30, 2021	November 30, 2020

Operating Activities
Net loss	$(462,023)	$(25,657)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related party	84,716	26,091
Expenses paid on behalf of the Company - third party	300,000	-
Accounts payable	8,442	(647)
Accrued expenses - related party	68,800	-
Net cash from operating activities	(65)	(213)

Financing activities
Advances from related party	-	330
Net cash provided by financing activities	-	330

Net increase (decrease) in cash	(65)	117

Cash, beginning of year	65	(52)

Cash, end of year	$-	$65

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2021 and 2020

Note 1 - Organization and Nature of Operations

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

On March 4, 2021, Mikrocoze, Inc. filed a Certificate of Amendment with the Secretary of State of Nevada effecting a name change on March 11, 2021 to Instadose Pharma Corp. Further on March 11, 2021, the Financial Industry Regulatory Authority approved the name change and trading symbol to “INSD”. Instadose Pharma Corp is now focused on growth and acquisition of pharmaceutical grade agricultural products.

On December 31, 2021, Mr. Terry Wilshire resigned as Chief Executive officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Company.

On January 14, 2022, Alex Wylie was appointed interim Chairman and interim Chief Executive Officer of the Registrant and Instadose Canada. Mr. Wylie will continue in his role as Chief Financial Officer of the Registrant and Instadose Canada. The Registrant’s Board of Directors will initiate a process to find a permanent Chairman and Chief Executive Officer of the Registrant and Instadose Canada. Alex Wylie will be a potential candidate for the roles of Chairman and/or Chief Executive Officer in the Registrant and Instadose Canada.

Effective January 14, 2022, Grant F. Sanders resigned as Chairman and Chief Executive Officer of the Registrant and as Chairman of its wholly owned Canadian subsidiary (“Instadose Canada”). Mr. Sanders will not hold any officer or director positions at the Company or Instadose Canada following his resignation.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $568,381. As at November 30, 2021, the Company has a working capital deficit of $162,296. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state, and local guidelines, including those regarding social distancing. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations.

Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

At November 30, 2021, the Company has evaluated its operations and has determined that the effect of COVID-19 has not had a material adverse impact on its business, financial condition or results of operations.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended November 30, 2021, the Company had:

•	Net loss of $462,023; and
•	Net cash used in operations was $65

Additionally, for the year ended November 30, 2021, the Company had:

•	Accumulated deficit of $568,381
•	Stockholders’ deficit of $162,296; and
•	Working capital deficit of $162,296

The Company has cash on hand of $0 at November 30, 2021. Although the Company may raise additional debt (third party and related party lenders) or equity capital (historically shareholder capital contributions and third-party debt), the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

In connection with the Company’s reverse merger on December 31, 2021, the Company believes that the Company will execute its business plan, however, there can be no assurances that the new business will be successful. See Note 8.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Executing and commercializing its business operations; and
•	Identifying unique market opportunities that represent potential positive short-term
•	cash flow.

Note 2 - Summary of Significant Accounting Policies

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material

.

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At November 30, 2021 and 2020, respectively, the Company had no cash equivalents.

Fair Value of Financial Statements

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

⦁ Level 1 -Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

⦁ Level 2-Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

⦁ Level 3-Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, is carried at historical cost. At November 30, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

At November 30, 2021 and 2020, respectively, the Company did not have any cash equivalents.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of November 30, 2021 and 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended November 30, 2021 and 2020, respectively.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carry back net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carry forwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost- recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended November 30, 2021 and 2020, respectively.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. At November 30, 2021 and 2020, respectively, the Company did not have any common stock equivalents.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. At November 30, 2021, there were no pronouncements that had an effect on the Company’s financial statements.

Notes 3 - Advances Related Party

The following represents activity with the Company’s Chief Executive Officer as of November 30 2021 and 2020, respectively:

Terms Advances	Related Party
Issuance date of advances	Various
Maturity date	Due on demand
Interest rate	0%
Collateral	Unsecured
Balance - November 30, 2019	$55,664
Advances	330
Expenses paid on behalf of Company	26,091
Balance - November 30, 2020	82,085
Debt forgiveness - related party	(82,085)
Expenses paid on behalf of Company	84,716
Balance - November 30, 2021	$84,716

1 - Amount was forgiven by the former Chief Executive Officer. Due to debt forgiveness occurring with a related party, the Company recorded an increase to additional paid-in capital.

Note 4 - Accrued Expenses - Related Party

During the year ended November 30, 2021, the Company owed its Chief Executive Officer $68,800 for services rendered.

Note 5 - Stockholders’ Deficit

Increase in Authorized Shares and Change in Par Value

On June 10, 2021, the Company increased its authorized common shares from 500,000,000 shares to 700,000,000 shares. Also, the Company authorized 1,000,000 shares of blank check preferred stock.

On June 10, 2021, the Company changed its par value from $0.001 to $0.0001. As a result, the Company accounted for this as a recapitalization with a net effect of $0 on stockholders’ deficit. Additionally, the recapitalization was retroactively reflected to the earliest period presented.

Equity Transactions for the Year Ended November 30, 2021

Subscription Receivable

The Company sold 3,000 shares of common stock for $3,000 ($1/share). The Company has recorded the issuance as a subscription receivable and expects to collect the balance during the fiscal year ended November 30, 2022.

Expenses Paid on Behalf of the Company - Third Party

During the year ended November 30, 2021, a third party paid $300,000 on behalf of the Company in connection with advertising and marketing.

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the corporate tax rate of 21% to loss before taxes), are approximately

Note 6 - Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period computed by applying the corporate tax rate of 21% to loss before taxes), are approximately as follows:

	November 30, 2021		November 30, 2020
Federal income tax benefit - 21%		$(119,000)		$(5,400)
Subtotal		(119,000)		(5,400)
Change in valuation allowance		119,000		5,400
	$		$

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at November 30, 2021 and 2020 are approximately as follows:

	November 30, 2021	November 30, 2020
Net operating loss carryforwards	$119,000	$(22,000)
Total deferred tax assets	119,000	(22,000)
Less: valuation allowance	(119,000)	22,000
Net deferred income tax asset	$-	$-

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ended November 30, 2021, the valuation allowance increased by approximately $97,000. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At November 30, 2021, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $568,000 (approximately $119,000 at the tax rate). The Company is in the process of analyzing their NOL that could limit the future use of these NOL’s.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted.

If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files corporate income tax returns in the United States and California jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At November 30, 2021 and 2020, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 7 - Subsequent Events

SEC Trading Suspension

On November 23, 2021, the Company was notified by the SEC that it had ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading in the securities of the above-listed Company is suspended for the period from 9:30 a.m. EDT on November 24, 2021, through 11:59 p.m. EDT on December 8, 2021.

The Order stated that it appears to the Securities and Exchange Commission that the Company (CIK No. 0001697587), a Nevada corporation whose principal place of business is listed as Chesapeake, Virginia, because of questions and concerns regarding the adequacy and accuracy of information about the Company in the marketplace, including:

(1)	significant increases in the stock price and share volume unsupported by the company’s assets and financial information;
(2)	trading that may be associated with individuals related to a control person of Instadose Pharma; and
(3)	the operations of Instadose Pharma’s Canadian affiliate.

As of November 19, 2021, the common stock of the Company was quoted and traded on OTC Pink whose parent company is OTC Markets Group Inc., under the symbol INSD, had seven market makers, and was eligible for the “piggyback” exception of Rule 15c2- 11(f)(3) of the Securities Exchange Act of 1934 (“Exchange Act”).

The Commission is of the opinion that the public interest and the protection of investors require a suspension of trading in the securities of the above-listed company.

As of the date of these financial statements, the Company has resumed trading on OTC markets, however, the symbol has been marked with a “CE” designation (Caveat Emptor).

Plan of Arrangement

On December 31, 2021, the Company closed on the Plan of Arrangement approved by the Supreme Court of British Columbia on October 19, 2021 by and between the Company and Instadose Pharma Corp., a British Columbia corporation (“Instadose Canada”). At Closing, the Company acquired all of the issued and outstanding common shares of Instadose Canada. Instadose Canada shareholders received 1.34 shares of the Company’s common stock in exchange for each share of Instadose Canada common stock for an aggregate of 456,930,654 shares of the Company’s common stock.

The transaction resulted in a change of control and a change in management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Sadler Gibb and Associates, LLC resigned as our independent registered public accounting firm, effective as of February 17, 2022. The change in independent registered public accounting firm is not the result of any disagreement.

Sadler Gibb and Associates, LLC’s audit reports on the Company’s financial statements as of and for the year’s ended November 30, 2020, and 2019 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Their reports on the Company’s financial statements as of and for the years ended November 30, 2020, and 2019 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets.

The Company’s Board was notified by the auditors of their decision to resign resulting in a change in independent accountants, and then acting under authority delegated to it, approved the change of the independent accountants at a Board of Director’s meeting on February 18, 2022.

During the years ended November 30, 2020, and 2019 and the period through February 17, 2022, there (i) have been no disagreements with Sadler Gibb and Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sadler Gibb and Associates, LLC, would have caused Sadler Gibb and Associates, LLC to make reference to the subject matter of such disagreements in its reports on the financial statements for such years and (ii) were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On February 18, 2022, the Company engaged BF Borgers CPA PC as our independent registered public accounting firm for the period ended November 30, 2021. The Board made the decision to engage BF Borgers CPA PC acting under authority delegated to it and the Board of Directors approved the same on February 18, 2022.

The Company has not consulted with BF Borgers CPA PC during our two most recent fiscal years or during any subsequent interim period prior to its appointment as our new accounting firm regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that BF Borgers CPA PC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended November 30, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2021. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of November 30, 2021 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting as follows.

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Upon receiving adequate financing, the Company plans to increase its controls in these areas by hiring more employees in financial reporting and establishing an audit committee.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for directors.

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers’ performance of specific business functions. The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company. A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
Alex Wylie	Chief Executive Officer	January 14, 2022 to present
	Director	January 1, 2022 to present
	Chief Financial Officer	January 1, 2022 to present
Ann Barnes	Director	January 1, 2022 to present
Peter Wirth	Director	January 1, 2022 to present

Resumes

Alex Wylie

Alex Wylie has over 25 years of business experience and has served in the role of Chief Financial Officer and Chief Executive Officer for multiple public and private companies. Mr. Wylie currently serves Instadose Canada as its Chief Financial Officer. From 2017 to May 2021, Mr. Wylie was CEO of ACT Medical Centres. ACT is an organization that owns and operates medical centres and pharmacies throughout the Province of Alberta. From 2014 to 2016, Mr. Wylie was President, CEO, and a director of Bruin Oil and Gas, a private oil and gas company that was sold to Karve Energy. From 2009 to 2013, Mr. Wylie was Vice-President and CFO of Renegade Petroleum, a public oil and gas company that was eventually sold to Spartan Energy. In 2009, Mr. Wylie was Executive Vice-President of Finance of Renegade Oil and Gas, a private oil and gas company that was sold to Legacy Oil and Gas. From 2005 to 2009, Mr. Wylie was Managing Director and lead the Energy Investment Banking Group for Stifel Financial Corp. (formerly Westwind Partners).

Mr. Wylie received his Chartered Accountant designation in 1993 and graduated from the University of Western Ontario with a degree in Economics.

Ann Barnes

Ann Barnes began her career acting as corporate counsel for several private and publicly listed companies including Manulife Financial, TSN, Cott Corporation, Alliance Atlantis Communications Inc. and Insight Sports.

Since leaving her legal career, Ann founded and operated numerous companies in emerging industries. She began North America’s first chia company Source Salba Inc. and owned and operated Mum’s Original which is one of North America’s first hemp and superfood companies. She has published two best selling health and wellness cookbooks and is a well-respected public speaker. Ms. Barnes has a popular Tedx Talk watched over 750,000 times and translated into both American sign language and Arabic.

Ms. Barnes is the original founder, investor, and Chairperson of the world’s first legally licensed medicinal cannabis producing company: Peace Naturals Project Inc. Peace Naturals was subsequently purchased by Cronos Group Inc. and later by Altira (Marlborough) (NASDAQ:CRON).

Ms. Barnes is an active director of Red Light Holland Corp. (CSE ticker: TRIP), a legal producer and distributor of psilocybin truffles within the Netherlands. The company intends to contribute to the advancement and awareness of psilocybin and promote its potential for further research and study.

Ms. Barnes currently acts as an advisor to Oasis Adaptations Inc. Oasis is focused on functional mushrooms and adaptogens in consumer-packaged food and plant-based supplements for the millennial demographic.

Ms. Barnes is currently the Founder and CEO of Edica Group Inc. (c.o.b. as Edica Naturals), a natural and plant-based supplement and topical beauty product company.

Peter Wirth

Peter Wirth has been working in the financial services industry for more than 30 years. During this time, Mr. Wirth has gained experience in various aspects of the banking and trust profession.

Mr. Wirth started his career in Switzerland where he also received his formal education. From 1996-1999, Mr. Wirth worked in Singapore where he was heading the Bank Leu Representative Office. In 2000, Mr. Wirth was transferred to Nassau, Bahamas where he ran Bank Leu and then its successor company Clariden Leu until the bank was integrated into Credit Suisse in April 2012. On December 31, 2013, Mr. Wirth retired from Credit Suisse and became an independent consultant.

In November 2018, Mr. Wirth joined Julius Baer Bank (Bahamas) Ltd., Nassau, Bahamas as CEO. Mr. Wirth retired from this position when Julius Baer was sold in September 2020.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company.

The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers by the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alex Wylie(1) CEO/CFO	2021 2020	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Terry Wilshire(2) Former CEO/CFO	2021 2020	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Grant Sanders(3) Former CEO	2021 2020	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a

____________

(1)Mr. Wylie has been CEO since January 14, 2022 and CFO since January 1, 2022

(2)Mr. Wilshire resigned as CEO/CFO of the Company as of December 32, 2021

(3)Mr. Sanders served as CEO of the Company from January 1, 2022 to January 14, 2022

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at November 30, 2021.

Director Compensation

No compensation was paid to our directors for the last two fiscal years.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth, as of March 15, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Alex Wylie	2,680,000	0.504%
3237 7 St SW
Calgary AB T2T 2X8

Ann Barnes	2,249,000	0.214%
196 Ninth Street
Collingwood, Ontario L9Y 2G5

Peter Wirth	703,500	0.132%
4, Old Fort Drive
Old Fort Bay, Nassau, Bahamas

All Officers and Directors as a Group (3 persons)	5,632,500	0.85%

5% Shareholders
Danny Guy	50,523,000	9.50%
123 Harrington Sound Rd
Smith’s Bahamas, HS02

Claudia Hillmeier	51,861,999	9.75%
10 Old Fort Bay
Nassau, NP Bahamas

Ranko Mikulic	50,000,000	9.40%
#313-2085 Gordan Drive
Kelowna, BC V1V 8S1 Canada

ComputerShare Exchange Account(1)	114,535,519	21.53%
1500, Robert-Bourasa Blvd. 7th Floor
Montreal QC H3A 3S8 Canada

Owl Holdings Inc. (controlled by Viktoria Lounina)	36,180,000	6.80%
Saffrey Square Bay St, Suite 205
Nassau Bahamas

___________

(1)Represents common shares not yet distributed under the Plan of Arrangement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended November 30, 2021 and 2020 for professional services rendered by BF Borgers CPA PC for the audit of the Company’s annual financial statements were $10,000.  Sadler Gibb and Associates, LLC, PCAOB ID No. 3627 billed $7,500 in aggregate fees  for their review of the Form 10-Q’s  for the fiscal year ended November 30, 2021 and $2,500 for the re-issuance of their 2020 audit report.

The aggregate fees billed for the years ended November 30, 2020 for professional services rendered by Sadler Gibb and Associates, LLC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended November 30, 2020 was $13,900.

Audit related fees

The aggregate fees billed for the years ended November 30, 2021 and 2020 for assurance and related services by BF Borgers CPA PC and Sadler Gibb and Associates, LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from BF Borgers CPA PC and Sadler Gibb and Associates, LLC during the years ended November 30, 2021 and 2020 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal year 2021 and 2020 were approved by the board of directors pursuant to its policies and procedures.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, November 30, 2021 and 2020

Statements of Operations for the years ended November 30, 2021 and 2020

Statements of Stockholders’ Equity (Deficit) for the years ended November 30, 2021 and 2020

Statements of Cash Flows for the years ended November 30, 2021 and 2020

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
10.30	Stellar Media Contract dated September 30, 2021
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Instadose Pharma Corp.

Date: March 15, 2022	By:	/s/ Alex Wylie
Alex Wylie
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alex Wylie	CEO, CFO, Controller	March 15, 2022
Director,

/s/ Ann Barnes	Director	March 15, 2022

/s/ Peter Wirth	Director	March 15, 2022

