Form 10-Q
period 2022-02-28
Instadose Pharma Corp.
filed 2022-05-09
CIK 1697587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and nine months ended: February 28, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes

 ☒     No ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.0001 par value common stock held by non-affiliates of the registrant at July 31, 2021, was approximately $125,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of May 9, 2022, was 531,933,749 shares of its $0.0001 par value common stock.

No documents are incorporated into the text by reference.

Instadose Pharma Corp.

Form 10-Q

For the Three and Nine Months Ended February 28, 2022

2

PART I

ITEM 1. Condensed Financial Statements

Instadose Pharma Corp. and Subsidiaries

INSTADOSE PHARMA CORP

BLANCE SHEETS

	February 28, 2022	May 31, 2021
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$5,328	$34,608
Prepaid and other current assets	83,847	98,753
Total Current Assets	89,175	133,361

Due from related party	1,732,652	929,463

Joint ventures	93,371	29,881

Property, plant and equipment - net	3,833,741	3,223,598

Operating lease - right-of-use asset	169,805	242,579

Intangible rights	40,021,182	41,395,950

Total Assets	$45,939,926	$45,954,832

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,005,022	$2,297,378
Accrued compensation - related parties	4,239,433	3,137,350
Common stock payable (400,000 shares)	800,000	800,000
Loan payable - related party	51,831	39,693,970
Operating lease liability	103,688	101,642
Total Current Liabilities	10,199,974	46,030,340

Operating lease liability	82,005	168,499

Total Liabilities	10,281,979	46,198,839

Commitments and Contingencies (Note 7)

Retained Earnings/Stockholders' Deficit
Common stock, no par value, unlimited shares authorized 531,933,749 and 510,553,509 shares issued and outstanding, respectively	178,645,296	135,884,807
Additional paid-in capital	29,736,666	(1,215,473)
Accumulated deficit	(172,724,015)	(134,913,341)
Total Retained Earnings/Stockholders' Deficit	35,657,947	(244,007)

Total Liabilities and Stockholders' Deficit	$45,939,926	$45,954,832

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP

STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2022	2021	2022	2021

General and administrative expenses	666,714	12,852,422	36,395,938	19,266,106

Loss from operations	(666,714)	(12,852,422)	(36,395,938)	(19,266,106)

Other income (expense)
Amortization of intangible asset	(458,259)	(458,259)	(1,374,768)	(1,374,772)
Foreign currency transaction gain (loss)	(27,069)	15,634	(39,968)	60,004
Total other expense - net	(485,328)	(442,625)	(1,414,736)	(1,314,768)

Net loss	$(1,152,042)	$(13,295,047)	$(37,810,674)	$(20,580,874)

Loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.07)	$(0.04)

Weighted average number of shares - basic and diluted	531,933,749	501,420,070	522,495,929	499,168,752

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP

STATEMENTS OF STOCKHOLDER DEFICITS

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

May 31, 2020	305,116,577	106,873,155	(1,182,536)	(98,598,939)	7,091,680

Retroactive application of recapitalization	190,940,653	19,094	(19,094)		-

	496,057,230	106,892,249	(1,201,630)	(98,598,939)	7,091,680

Stock issued for services ($2/share)	4,846,279	9,692,559	-	-	9,692,559

Stock issued for services - related parties ($2/share)	4,000,000	8,000,000	-	-	8,000,000

Expensed paid on behalf of former subsidiary - related party			(26,823)		(26,823)

Net loss - 9 months ended - February, 2021	-	-	-	(20,580,874)	(20,580,874)

February 28, 2021	504,903,509	124,584,808	(1,228,453)	(119,179,813)	4,176,542

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

May 31, 2020	305,116,577	$106,873,155	$(1,153,743)	$(98,627,732)	$7,091,680

Retroactive application of recapitalization	190,940,653	19,094	(19,094)

	496,057,230	106,892,249	(1,172,837)	(98,627,732)	7,091,680

Stock issued for services ($2/share)	6,723,423	13,446,846	-	-	13,446,846

Stock issued for services - related parties ($2/share)	7,772,856	15,545,712	-	-	15,545,712

Expensed paid on behalf of former subsidiary - related party	-	-	(42,636)	-	(42,636)

Net loss - 2021	-	-	-	(36,285,609)	(36,285,609)

May 31, 2021	510,553,509	135,884,807	(1,215,473)	(134,913,341)	(244,007)

Stock issued for services ($2/share)	14,962,409	29,924,818	-	-	29,924,818

Stock issued for services - related parties ($2/share)	1,900,000	3,800,000	-	-	3,800,000

Debt Conversion	4,517,831	9,035,671	30,549,639		39,585,310

Recognition of stock based compensation	-	-	402,500	-	402,500

Net loss - 9 months ended - February 28, 2022	-	-	-	(37,810,674)	(37,810,674)

February 28, 2022	531,933,749	$178,645,296	$29,736,666	$(172,724,015)	$35,657,947

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP

STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Operating activities
Net loss	$(1,152,042)	$(13,295,047)	$(37,810,674)	$(20,580,874)
Adjustments to reconcile net loss to net cash used in operations
Amortization of operating lease - right-of-use asset	24,258	24,258	72,774	72,775
Amortization of intangible rights	458,259	458,259	1,374,768	1,374,768
Common stock issued for services	-	5,660,644	29,924,818	9,692,559
Common stock issued for services - related parties	-	6,545,712	3,800,000	8,000,000
Recognition of stock based compensation			402,500	-
Changes in operating assets and liabilities
(Increase) decrease in
Prepaid and other current assets	739	(1,371)	14,906	99,040
Increase (decrease) in
Accounts payable and accrued expenses	526,368	(229,662)	2,707,644	(83,241)
Accrued compensation - related parties	337,500	325,000	1,102,083	1,058,333
Operating lease liability	(34,639)	(23,692)	(84,448)	(68,012)
Net cash used in operating activities	160,443	(535,899)	1,504,371	(434,652)

Investing activities
Advances - related party	4,371	-	(803,189)	(296,867)
Advances - joint ventures	470	(237,966)	(63,490)	-
Purchase of equipment	-	-	(472,812)	-
Net cash used in investing activities	4,841	(237,966)	(1,339,491)	(296,867)

Financing activities
Advances - loan payable - related party	28,780	797,403	51,831	797,403
Repayments - loan payable - related party	-	-	(137,331)	-
Additional Paid in Capital	(206,084)		30,549,639
Debt Conversion	-	-	(39,693,970)
Stock Issued for Debt Conversion			9,035,671
Stock issued for cash - net of offering costs of $0 and $22,500, respectively	-	-		-
Expensed paid on behalf of former subsidiary - related party	-	-	-	(26,817)
Net cash provided by financing activities	(177,304)	797,403	(194,160)	770,586

Net increase (decrease) in cash	(12,020)	23,538	(29,280)	39,067

Cash - beginning of year	17,348	17,348	34,608	1,819

Cash - end of year	$5,328	$40,886	$5,328	$40,886

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-	$-
Cash paid for income tax	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Instadose Pharma Corp (the “Company”), a Nevada corporation is organized as a holding company. The following business description describes the background and activities of its wholly owned subsidiary, Instadose Pharma Corp., a British Columbia corporation (“Instadose Canada”).

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

Instadose Canada’s Global Distribution Platform spans five (5) continents to date, including Africa, Europe, Asia, South America, and North America. Within each continent, Instadose Canada is establishing large‑scale operational subsidiaries and joint venture partnerships to secure access to government‑issued licenses and permits in countries such as The Democratic Republic of the Congo (“DRC”), North Macedonia, Portugal, India, Colombia, Mexico, Cameroon, and Canada, each seeking to increase their level of participation within the global medicinal cannabis industry.

Instadose Canada was incorporated under the BCBCA as Cannabec Medical Corp. (“Cannabec”) on July 13, 2017, with an authorized share structure of 1,000 Class A common shares. On December 11, 2017, Cannabec filed a Form 11 Notice of Alteration with B.C. Registrar of Companies amending the authorized share structure to an unlimited number of common shares without par value, special rights, or restrictions. A Notice of Articles was issued by British Columbia Registry Services on the same date reflecting the amended share structure. On August 13, 2018, Cannabec changed its corporate name to Excellence Health Group Inc. (“EHG”). On January 31, 2019, EHG entered into a share exchange agreement with Grant F. Sanders and Instadose Canada. On February 5, 2019, EHG changed its corporate name to Instadose Pharma Corp. as contemplated by the share exchange agreement. The share exchange agreement was completed on February 8, 2019.

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

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

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

On March 11, 2021, Instadose Canada (formerly EHG) delivered the option notice to Mr. Ste. Marie regarding their election to exercise the option. To date, Instadose Canada has not completed that exercise. Instadose Canada will commence the process of obtaining all the Health Canada Approvals and completing their repurchase of Maribec in the second half off 2022.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Subsidiaries

Instadose Canada has the following subsidiaries

(i)	Instadouz Farma Doo (“IDP Macedonia”);(1)(2);
(ii)	Instadose Pharma, LDA (“IDP Portugal”);(3)
(iii)	Instadose Pharma India Private Limited (“IDP India”);(4)
(iv)	IDP Holdings, Inc. (a wholly owned subsidiary); and
(v)	IDP Canada Corp. (a wholly owned subsidiary).

 ____________

Notes:

(1) IDP Macedonia is a North Macedonia company. Fifty percent (50%) ownership interest in IDP Macedonia is held by Grant F. Sanders as trustee for the Company pursuant to the terms of a trust declaration dated March 2, 2021.

(2) IDP Macedonia operates the North Macedonia production facility. Ownership of the North Macedonia production facility is held in the name of Kanabiko Doo, Strumica (“Kanabiko”). Ownership of Kanabiko is registered fifty percent (50%) in the name of Grant F. Sanders as a trustee in trust for Instadose Canada on terms set out in a declaration of trust executed by Mr. Sanders on March 3, 2021. The remaining fifty percent (50%) ownership interest in Kanabiko is registered in the name of the North Macedonia partner.

(3) Ninety‑five percent (95%) ownership interest in IDP Portugal is held by Aldo Vidinha and/or his personal corporation as trustee for Instadose Canada pursuant to the terms of a trust declaration dated March 4, 2021.

(4) IDP India is an Indian company fifty-five percent (55%) owned by Instadose Canada. The remaining forty‑five percent (45%) equity ownership in IDP India is held by Instadose Canada’s joint venture partner in India, Sanctum Healthcare Remedies Private Limited.

Global Medicinal Cannabis Industry

Today’s global medicinal cannabis industry remains fractured as it struggles to define itself as a profitable and viable commercial business. The global production, sale, and distribution of medicinal cannabis and cannabinoid oil is monopolized by licensed producers with minimal participation to date from Big Pharma, who require sustainable, consistent, diverse, and low‑cost bulk supplies of high‑quality medicinal cannabis and cannabinoid oil to make entrance into the medicinal cannabis industry possible. Today’s licensed producers cannot meet the demands of Big Pharma due to several global challenges facing them. These challenges include the expensive cost of constructing and expanding indoor facilities, high manual labor costs, inefficient production process limiting product output, and strict government regulation limiting production capacity. In addition, there are substantial logistical challenges transporting medicinal cannabis from one international jurisdiction to another that require international policing authorities to participate in the process. Notwithstanding the foregoing, the demand for medicinal cannabis and cannabinoid oil continues to grow at a rapid pace. This is especially true as the rise in the volume of critical trials and scientific studies on medicinal cannabis and cannabinoid oil continue to uncover new and greater benefits to product consumption.

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

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

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

____________

Notes:

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

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

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

Participant Activities by Continent

The following chart summarizes those Participant activities (i.e., medical cannabis cultivation and/or cannabinoid oil production) in the process of being or to be conducted on behalf of Instadose Canada and the Global Distribution Platform within each Continent:

Continent	Countries of Operation	Operational Activity	Participant Relationship
Africa	DRC	Medicinal Cannabis Cultivation	Joint Venture Partnership
	Cameroon	Medicinal Cannabis Cultivation	Joint Venture Partnership
Europe	North Macedonia	Cannabinoid Oil Production	Subsidiary
	Portugal	Cannabinoid Oil Production	Subsidiary
Asia	India	Both	Subsidiary
South America	Colombia	Medicinal Cannabis Cultivation	Joint Venture Partnerships
North America	Mexico	Both	Joint Venture Partnership (1)
	Canada	Cannabinoid Oil Production	Operating Subsidiary (2)

Notes:

____________

(1) Final structure is subject to change.

(2) Following the repurchase of Maribec.

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in international economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

To date, we have maintained uninterrupted business operations with normal turnaround times for servicing our customers. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state, and local guidelines, including those regarding social distancing. The extent to which COVID19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

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

Basis of Presentation

The consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Instadose Pharma Corp. has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended May 31, 2021 included in the Company’s year-end consolidated financial statements on Form 8-K filed by Instadose Pharma Corp. (formerly known as Mikrocoze, Inc.), filed with the United States Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 8-K.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2022, are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the nine months ended February 28, 2022, the Company had:

•	Net loss of $37,810,674; and
•	Net cash used in operations was $1,504,372

Additionally, at February 28, 2022, the Company had:

•	Accumulated deficit of $172,724,015
•	Retained Earnings of $35,657,946; and
•	Working capital deficit of $10,110,799

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $5,328 at February 28, 2022.

Once business operations commence during fiscal year end May 31, 2023, the Company expects to generate sufficient revenues and positive cash flows from operations to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain. Currently, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term.

See Note 9 regarding the conversion of loan payable with the Company’s Former Chairman and Chief Executive Officer totaling $39,531,029.

As the Company begins its business operations, we note that in recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis, have either formally legalized medical cannabis access or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for the Company to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Execute business operations during fiscal year May 31, 2022, and 2023;
•	Create new joint venture relationship partners and operating subsidiaries throughout the world in order to expand the Global Distribution Platform to new geographical markets;
•	Continue to secure new supply agreements from pharmaceutical industry companies for Medicinal Cannabis and Cannabinoid Oil; and

Risks and Uncertainties

In general, the following represents a non-exhaustive listing of some, but not all, expected future risks and uncertainties related to the Cannabis industry:

•	Operating in a highly regulated industry where the regulatory environments are rapidly developing, and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
•	We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis which are subject to ongoing compliance, reporting and renewal requirements and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.
•	Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely impact our business.
•	We are constrained by law in our ability to market and advertise our products.
•	We could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

•	Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Import and Export Act.
•	We will be subject to a number of federal, state, and foreign environmental and safety laws and regulations that may expose us to significant costs and liabilities.
•	Anti-money laundering and other banking laws and regulations can limit our ability to access financing and hamper our growth.
•	There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing, and social acceptance.
•	Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate and our expansion into such jurisdictions is subject to risks.
•	Investments and joint ventures outside of Canada and the United States are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, and economic risk.
•	There can be no assurance that our current and future acquisitions, strategic alliances, investments, or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition, and results of operations.
•	We are subject to risks relating to our current and future operations in emerging markets.
•	We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•	We may be subject to product liability claims.
•	We are highly dependent on our senior management, specifically, our Chairman and Chief Executive Officer.
•	We will seek to maintain adequate insurance coverage in respect of the risks we face, however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.
•	Fluctuations in wholesale and retail prices could result in earnings volatility.
•	Infectious Diseases and Global Virus Outbreaks.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the nine months ended February 28, 2022, and 2021 include the borrowing rate considered for operating lease right-of-use asset and related operating lease liability, valuation of intangible rights – related party, uncertain tax positions, and the valuation allowance on deferred tax assets.

Principles of Consolidation and Non-Controlling Interest

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and both its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Non-controlling interest is recorded in total stockholders’ deficit in the consolidated financial statements. For the nine months ended February 28, 2022, and 2021, none of the Company’s subsidiaries were operational, as a result, non-controlling interest has a balance of $0.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Under Accounting Standards Codification (“ASC”) 810 – Consolidations, where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. At February 28, 2022 and May 31, 2021, respectively, the Company has no VIE’s.

Equity Method Investments

Investments accounted for using the equity method include those investments where the Company (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods. At February 28, 2022 and May 31, 2021, respectively, the Company has no equity method investments.

Due from Related Party

From time to time, the Company may advance funds to an entity (IDP Macedonia) that is 50% controlled by our Former Chairman and Chief Executive Officer. While management believes the advances are expected to be recoverable, the recoverability of these advances depends on, amongst other things, Instadouz’s ability to generate positive cash flows through operations. In the event that Instadouz does not generate sufficient cash flows to support ongoing operations, the Company may be required to fund additional expenses. As a result of this and other uncertainties, the Company may ultimately not be able to recover some, or all, of the value of these advances.

The IDP Macedonia collaboration is a revenue and expense sharing arrangement. Revenues generated from Instadouz’s sale of Medicinal Cannabis or Cannabinoid Oil is to be split 49% to the Company’s operating partner in the DRC (Instadouz DRC), 49% to the Company, and 2% to IDP Macedonia.

During the years ended May 31, 2021 and 2020, the Company has advanced IDP Macedonia a total of $929,313 and $150, respectively, of which all amounts were directly contributed by our Former Chairman and Chief Executive Officer, thereby, increasing loan payable – related party.

During the nine months ended February 28, 2022, the Company has advanced IDP Macedonia a total of $579,031, of which all amounts were directly contributed by our Chairman and Chief Executive Officer, thereby, increasing loan payable – related party.

Subsequent to February 28, 2022, the Company has not advanced any funds to IDP Macedonia. See Note 6.

Joint Venture - Portugal

In October 2020, the Company executed a joint venture in Portugal with a third party, which created an entity known as IDP Portugal. The purpose of this joint venture was to secure licenses to import Medicinal Cannabis into Portugal to be sold or processed into Cannabinoid Oil and then sold to pharmaceutical industry companies located predominantly in the European Union.

Effective March 1, 2021, under the terms of this arrangement, ownership of IDP Portugal is split 95% to the Company and 5% to the third party. IDP Portugal has not yet had any operations since its formation.

During the year ended May 31, 2021, the Company advanced $29,106, all of which was directly contributed by our Chairman and Chief Executive Officer, thereby, increasing loan payable – related party.

During the nine months ended February 28, 2022, the Company did not advance any funds to IDP Portugal.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Joint Venture/Majority Owned Subsidiary - India

In January 2021, Instadose, along with its local partner in India, Sanctum Healthcare Remedies Private Limited (“Sanctum”), commenced official discussions with State government officials in Uttarakhand with a goal to secure a legal commercial license to grow, cultivate, process, and produce Medicinal Cannabis and Cannabinoid Oil (the “Uttarakhand License”) on agricultural lands located within the State of Uttarakhand (the “Uttarakhand Lands”).

In February 2021, Instadose and Sanctum agreed to a plan of joint venture that would see the parties work together in India to secure multiple State‑issued licenses to, among other rights, grow, cultivate, process, produce, export, and sell Medicinal Cannabis (according to India Law) and Cannabinoid Oil (the “India JV Licenses”) on certain agricultural lands in India (the “India JV Lands”) starting with the Uttarakhand License and Uttarakhand Lands (the “India Joint Venture”).

On February 18, 2021, Instadose and Sanctum executed a joint venture agreement (the “India JV Agreement”) formalizing their relationship under the India Joint Venture. In doing so, the India Joint Venture would serve the Global Distribution Platform as both a Medicinal Cannabis Cultivation Participant and Cannabinoid Oil Production Participant. The term of the India Joint Venture was agreed at twenty‑five (25) years, with a mutual option to extend the India Joint Venture for one additional twenty‑five (25) year term.

The India JV Agreement provided Instadose with exclusive rights to market and sell all of the Medicinal Cannabis and Cannabinoid Oil produced under the India Joint Venture with those net profits generated under the India Joint Venture to be shared as follows: Instadose 55%; Sanctum 45%.

On March18, 2021, Instadose and Sanctum incorporated a Subsidiary in India, Instadose Pharma India Private Limited (“IDP India”) to manage the India Joint Venture. IDP India is ownership is as follows: Instadose 55%; Sanctum 45%.

On August 6, 2021, the District Magistrate of Haridwar, in the State of Uttarakhand granted IDP India with its initial approval for the cultivation of Medicinal Cannabis, operating under the laws of India, on up to five hundred (500) acres of Uttarakhand Lands. IDP India is working to secure the Uttarakhand Lands. Once secured, approval to commence the official cultivation of Medicinal Cannabis in India (as well as receipt of the other applicable India JV Licenses) will be provided to IDP India.

During the nine months ended February 28, 2022 and the year ended May 31, 2021, the Company has advanced $0 and $775 to the joint venture.

Joint Venture – Mexico

In April 2021, Instadose and representatives of Instadose’s new third‑party partner in Mexico (the “Mexico Partner”) commenced discussions on a plan of joint venture/partnership that would see the parties work together in Mexico for the purposes of (i) growing, processing, purchasing, exporting, and selling Medicinal Cannabis, and (ii) utilizing Medicinal Cannabis to produce, export, and sell Cannabinoid Oil (collectively, the “Mexico Project”).

On July 29, 2021, Instadose and its Mexico Partner executed a letter agreement (the “Mexico Letter Agreement”) formalizing the scope of the Mexico Project which included the parties working together in Mexico.

During the nine months ended February 28, 2022 and the year ended May 31, 2021, there has been no activity with this joint venture.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Joint Venture – Colombia

In May 2021, Instadose and representatives of Instadose’s new third-party joint venture partner in Colombia (the “Colombia Partner”) commenced discussions on a plan of joint venture (the “Colombia Joint Venture”) that would see the Colombia Partner become an exclusive supplier to Instadose of no less than one million kilograms (1,000,000 kg) of Medicinal Cannabis per year throughout the term of the Colombia Joint Venture. The Colombia Partner is a Colombian company fully licensed in Colombia to cultivate and produce Medicinal Cannabis and its related derivatives.

On August 5, 2021, Instadose and its Colombia Partner executed a joint venture agreement (the “Colombia JV Agreement”) formalizing the scope of the Colombia Joint Venture. Under the Colombia JV Agreement, all of the Medicinal Cannabis to be supplied by the Colombia Partner to one or more Cannabinoid Oil Production Participants shall be determined in accordance with the terms of the supply agreements entered into between the applicable parties. Instadose and its Colombia Partner agreed to an initial five (5) year term for the operation of the Colombia Joint Venture subject to the right of the parties (absent the existence of a default) to extend the initial term for up to four (4) additional five (5) year terms.

During the nine months ended February 28, 2022 and the year ended May 31, 2021, there has been no activity with this joint venture.

Foreign Currency Translation

In preparing the financial statements of individual entities, transactions in currencies other than the entity’s functional currency are recognized at exchange rates in effect on the date of the transactions. At each reporting date monetary assets and liabilities denominated in foreign currencies are re-translated at the exchange rates applicable at that date. Non-monetary items carried at fair value that are denominated in foreign currencies are translated at the rates prevailing at the date when the fair value was determined. Non-monetary assets and liabilities that are measured at historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Realized and unrealized exchange gains and losses are recognized through net income (loss).

For the purposes of presenting consolidated financial statements the assets and liabilities of foreign operations, are translated into Canadian dollars at the exchange rates applicable at the balance sheet date. Income and expenses, and cash flows of foreign operations are translated into Canadian dollars using average exchange rates. Exchange differences resulting from translating foreign operations are recognized in accumulated other comprehensive income (loss). At February 28, 2022 and May 31, 2021, respectively, there were no accounts that required translation from a currency other than the Company’s functional currency (Canadian dollars).

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as one identifiable and reportable segment.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Fair Value of Financial Instruments

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

The three tiers are defined as follows:

•	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments, including cash, and accounts payable and accrued expenses, are carried at historical cost. At February 28, 2022, and May 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At February 28, 2022, and May 31, 2021, respectively, the Company did not have any cash equivalents.

Sales Tax Receivables

Sales taxes in Canada are imposed at two levels.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

The federal government levies a national sales tax, the GST. Several provinces – British Columbia, Saskatchewan, Manitoba, Quebec, and Prince Edward Island – levy a separate retail sales tax often known as PST or combined to create the HST.

The GST is collected at a different rate when the related sale is made in Newfoundland and Labrador, Nova Scotia, New Brunswick, and Ontario. Tax collected at this rate is commonly referred to as the ‘harmonized sales tax’ or HST. It is important to note, however, that although the rates are different this tax is the same tax as the GST.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy.

In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

For the nine months ended February 28, 2022, and 2021, respectively, the Company did not recognize any impairment loss.

At February 28, 2022, and May 31, 2021, respectively, none of the Company’s capitalized property, plant and equipment had been placed into service. Once operations begin, all assets will be depreciated over their estimated useful lives. See Note 4.

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. At February 28, 2022, the Company’s operating lease did not contain any lease renewal options.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Intangible Rights – Related Party

Intangible assets consist of accessible license rights to cultivate Medicinal Cannabis in the DRC and is stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful life of the agreement which is twenty-five (25) years. See Notes 5 and 6.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 ”Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of May 31, 2021, and 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended February 28, 2022, and 2021, respectively.

As of February 28, 2022, all tax years remain open for audit.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized US$300,000 in marketing and advertising costs during the nine months ended February 28, 2022. The advertising costs were with respect to a media contract with Stellar Media entered into Instadose Pharma Corp. (USA) as previously disclosed in the 10-k filing on March 15, 2022.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

At February 28, 2022, and May 31, 2021, the Company had 3,000,000 and 0 options outstanding (subject to vesting), respectively.

Common Stock Awards

The Company may grant common stock awards to employees and consultants in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by employees and consultants is recorded on the consolidated statement of operations in the same manner and charged to the same account as if such settlements had been made in cash.

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

There were no warrant grants during the nine months ended February 28, 2022, and the year ended May 31, 2021, respectively.

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

During the nine months ended February 28, 2022, the Company granted 3,000,000 stock options (See Note 8). These options vest 1,000,000 each in June 2022 (fiscal year May 2023), June 2023 (fiscal year May 31, 2024) and June 2024 (fiscal year May 31, 2025). At February 28, 2022, none of these stock options had vested and were not exercisable, therefore, at February 28, 2022, there are no related common stock equivalents.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. See Notes 5 and 6 regarding the purchase of intangible rights and related loan payable with the Company’s Former Chairman and Chief Executive Officer.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In September 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year June 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on March 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of this standard on our financial statements.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Note 3 – Disposal of Subsidiary – Related Party

On February 7, 2019, the Company disposed of its 100% owned subsidiary Maribec. The Company retained an irrevocable option to repurchase Maribec at a future time. On February 25, 2021, Maribec received its cannabis processing license. This license expires on September 4, 2023.

On March 11, 2021, the Company elected its option to repurchase Maribec, this transaction has not yet closed. The Company has determined that the reacquisition of Maribec is not subject to the business combination rules, rather this was deemed an asset purchase.

After the disposal of the subsidiary, during the nine months ended February 28, 2022, and the year ended May 31, 2021, the Company incurred additional expenses totaling $0 and $42,636, respectively. The advances were never repaid and resulted in a reduction to paid in capital.

Note 4 – Property, Plant and Equipment

The components of property, plant and equipment are as follows:

				Estimated Useful
	February 28, 2022	May 31, 2021		Lives (Years)

Buildings and improvements	$1,187,979	$1,050,648	*	39
Production and warehouse equipment	2,108,823	1,636,011	*	3 - 10
Land	466,984	466,984	*	N/A
Leasehold improvements	28,158	28,158	*	5
Furniture and fixtures	21,733	21,733	*	5
Hardware	18,200	18,200	*	5
Software	1,864	1,864	*	3
	3,833,741	3,223,598
Accumulated depreciation	-	-
Total property and equipment - net	$3,833,741	$3,223,598

* As of February 28, 2022 and May 31, 2021, none of the assets have been placed into service.

All of the Company’s property, plant and equipment will be placed into service upon commencement of operations, which is expected during the fiscal year ended May 2023.

Note 5 – Intangible Rights – Related Party

In October 2018, an affiliate of the Company’s Former Chairman and Chief Executive Officer, The Maye International Group SARL, (“TMIG”) entered into a business partnership with the DRC. On October 1, 2018, the DRC issued a registration certificate to TMIG for the cultivation of medicinal and food plants anywhere in the DRC for subsequent transformation into pharmaceutical products.

Under the terms of the agreement, TMIG committed $25,000,000 to the DRC to be used for the employment of agricultural professionals, building of infrastructure to grow and process cannabis, and to establish the exportation of product. The payment also allows the Company access to the Bukanga Lonzo Agro-Industrial Park to execute its operations, which primarily include the growing, transport, storing, processing, packaging and purchase of medicinal plants and medicinal plant derivatives for international export and sale.

The Company paid an additional $10,000,000 to TMIG to acquire the exclusive international rights to monetize the medicinal plant rights granted to TMIG by the DRC.

Total payments of $35,000,000 were made in USD and have been translated into Canadian dollars with a total valuation of $45,825,775.

The total payment of $45,825,775 to TMIG was paid directly from our Former Chairman and Chief Executive Officer during the period August 2018 to December 31, 2018. The Company effectively had acquired all rights associated with this agreement on January 1, 2019.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

In the accompanying consolidated balance sheets, amounts paid by our Former Chairman and Chief Executive Officer on behalf of the Company were recorded as a loan payable, which is non-interest bearing, unsecured and due on demand. The loan was converted into 4,517,831 common shares on November 30 at a deemed price of Cdn$8.76 per common share. See Note 8.

The term of the agreement is for 25 years and, contingent upon the renewal of the DRC joint venture agreement with TMIG shall be renewable automatically for one additional twenty-five (25) year term. The Company has capitalized these intangible rights and will amortize the asset ratably over the term of the agreement.

The Company's intangible asset is as follows:

			Estimated Useful
	February 28, 2022	May 31, 2021	Life (Years)

Gross carrying amount	$45,825,775	$45,825,775	25
Accumulated amortization	5,804,598	4,429,825
Net carrying amount	$40,021,177	$41,395,950

Amortization expense for the nine months ended February 2022 and 2021 was $1,374,773 and $1,374,333, respectively.

See Note 6 regarding associated loan with related party.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ended May 31,

2022 (9 Months)	$1,374,773
2023	$1,833,031
2024	$1,833,031
2025	$1,833,031
Thereafter	33,147,311
Total	$40,021,177

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Note 6 – Loan Payable – Related Party

In connection with the Company acquiring rights to operate in the DRC, the Company’s Former Chairman and Chief Executive Officer paid all related amounts. See Note 5.

The following represents a summary of the Company’s loan payable – related party, key terms, and outstanding balances at February 28, 2022, and May 31, 2021, respectively:

Loan Payable
Terms	Related Party

Issuance date of loan	Various
Term	Due on demand
Interest rate	0%
Collateral	Unsecured
Default	None

Balance - May 31, 2020	$37,756,854
Proceeds	3,059,990
Repayments	(1,122,874)
Balance - May 31, 2021	39,693,970
Advances	-
Repayments	(162,941)
Debt Conversion	(39,531,029)
Balance - February 28, 2022	$- *

* See 8 regarding debt conversion to common stock

The Company’s Current Interim Chairman and Interim Chief Executive Officer advanced $51,831 for the nine months ended February 28, 2022.

Note 7 – Commitments and Contingencies

Operating Lease

We have entered into an operating lease agreement for our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We have a lease agreement with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our lease, where we are the lessee, does not include an option to extend the lease term. Our lease also includes an option to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

At February 28, 2022 and May 31, 2021, respectively, the Company has no financing leases as defined in ASC 842, "Leases."

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

The tables below present information regarding the Company's operating lease assets and liabilities at February 28, 2022 and May 31, 2021, respectively.

	February 28, 2022	May 31, 2021
Assets

Operating lease - right-of-use asset - non-current	$161,719	$242,579

Liabilities

Operating lease liability	$186,005	$270,141

Weighted-average remaining lease term (years)	1.75	2.50

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$80,860	$97,031
Lease liability expense in connection with obligation repayment	15,516	$17,938
Total operating lease costs	$96,376	$114,969

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$99,650	$119,580
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at February 28, 2022:

2022 (3 Months)	$29,895
2023	119,580
2024	59,790
Total undiscounted cash flows	209,265
Less: amount representing interest	(23,572)
Present value of operating lease liability	185,693
Less: current portion of operating lease liability	(103,688)
Long-term operating lease liability	$82,005

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Employment Agreements

The Company entered into several employment agreements with officers and directors, the terms were as follows:

Accrued Compensation
Terms	Related Parties

Commencement date	February 8, 2019 - June 15, 2021
Term	3 years
End Date	February 8, 2022 - June 15, 2024
Salary	$150,000 - $350,000 per year

Balance - May 31, 2020	$1,754,016
Expense incurred	1,383,334
Balance - May 31, 2021	3,137,350
Expense incurred	1,102,083
Balance - February 28, 2022	$4,239,433

In addition to salary, certain officers and directors also received the right to accept additional shares of common stock as additional compensation. All of the shares granted vest ratably at the end of each anniversary over a period of three (3) years coinciding with the term of the related employment agreement.

In the event of a public listing of the Company, certain unvested common stock held by certain officers and directors become immediately vested. After the common stock is fully vested, the holder has 1 year from this date to take possession of the shares. On October 19, 2021, for certain employment agreements, and in anticipation of closing a reverse merger (recapitalization) and becoming listed on the OTC Market QB, the Company accelerated the vesting of an additional 9,500,000 shares having a fair value of $19,000,000, which were expensed and recognized in October 2021.

The Company has expensed these shares at each vesting date with a value based upon the fair value of the common stock on the vesting date.

For the nine months ended February 28, 2022, and 2020, the Company has recorded compensation expense related to these shares of $2,000,000 (1,000,000 shares) and $2,000,000 (1,000,000 shares), to an officer, respectively, based upon a recent third-party cash offering price of $2/share.

The stock grants vest as follows:

For the years ended May 31,	Cumulative Shares to be Vested

2022 (3 Months)	10,500,000	10,500,000
2023	1,000,000	11,500,000
2024	2,000,000	13,500,000
2025	2,000,000	15,500,000
	15,500,000

Of the 10,500,000 shares which vest in fiscal year end 2022, 9,500,000 relate to the acceleration of vesting for certain officers, directors, and consultants as noted above in relation to a public listing. The remaining 1,000,000 shares which vested related to compensation earned by the Company’s Chief Financial Officer (1,000,000 shares).

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Note 8 – Stockholders’ Deficit

The Company has one class of common stock:

-          Unlimited shares authorized

-          No par value

-          Voting at 1 vote per share

-          Eligible for dividends if declared by the Board of Directors

Equity Transactions for the Nine Months February 28, 2022

Stock Issued for Services

The Company issued 14,962,409 shares of common stock for services rendered, having a fair value of $29,924,818 ($2/share), based upon recent third-party cash offerings. The Company expensed these services as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Stock Issued for Services – Related Parties

The Company issued 1,900,000 shares of common stock for services rendered, having a fair value of $3,800,000 ($2/share), based upon recent third-party cash offerings. The Company expensed these services as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Debt Conversion – Related Party

On October 19, 2021, the Company’s Former Chairman and Chief Executive Officer converted $39,531,029 of loan payable into 4,517,831 shares of common stock having a fair value of $9,035,662 ($2/share), based upon recent third-party cash offerings. The conversion resulted in a gain on debt settlement of $30,495,367. Since the transaction occurred with a related party, accordingly, the gain is recorded as an increase to additional paid in capital.

Plan of Arrangement

To account for the Plan of Arrangement that closed on December 31, 2021, the Company issued 190,940,653 shares to reflect the share conversion at 1.34 for every share held by Instadose Canada shareholders prior to the share exchange and to include the 75,001,200 shares outstanding in the public company prior to the share exchange. The issuance of shares was retroactively restated to reflect the recapitalization.

Stock Options

In June 2021, the Company executed a three (3) year consulting agreement with a service provider. The Company granted 3,000,000 stock options, having a fair value of $4,830,000. The options vest ratably at 1,000,000 per year at the end of year 1, 2 and 3, respectively. The options have an exercise price equal to $2. All options expire five (5) years from issuance in June 2026.

Fair value was based upon the following assumptions using a Black-Scholes option pricing model:

Nine Months Ended
February 28, 2022
Exercise Price	$2.00
Expected Volatility	150%
Expected Dividends	0%
Expected Life in Years	3
Risk-free Interest rate	0.31%

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

This consultant also received 1,500,000 shares of common stock having a fair value of $3,000,000 ($2/share), based upon recent third-party cash offerings. This amount was included in the above stock issued for services total.

Stock option transactions under the Company’s Plan for the three months ended February 28, 2022, and the year ended May 31, 2021, are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - May 31, 2021	-	$-	-	$-	$-
Exercisable - May 31, 2021	-	$-	-	$-	$-
Granted	3,000,000	$2.00	4.25	$-	$1.61
Exercised	-	$-	-	$-	$-
Cancelled Forfeited	-	$-	-	$-	$-
Outstanding - February 28, 2022	3,000,000	$2.00	4.25	$-	$-
Vested and Exercisable - February 28, 2022	-	$-	-	$-	$-
Unvested and non-exercisable - February 28, 2022	3,000,000	$2.00	4.25	$-	$-

Compensation expense recorded for stock-based compensation is as follows for the nine months ended February 28, 2022, and 2020, respectively:

Nine Months Ended
February 28, 2022	February 28, 2021

$1,207,500	$-

As of February 28, 2022, compensation cost related to the unvested options not yet recognized was as follows:

$3,622,500

Weighted average period in which unrecognized compensation will vest (in years)

2.25

The unvested stock option expense is expected to be recognized through June 2024.

Equity Transactions for the Year Ended May 31, 2021

Stock Issued for Services

The Company issued 6,723,423 shares of common stock for services rendered, having a fair value of $13,446,846 ($2/share), based upon recent third-party cash offerings. The Company expensed these services as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Stock Issued for Services – Related Parties

The Company issued 7,772,856 shares of common stock for services rendered, having a fair value of $15,545,713 ($2/share), based upon recent third-party cash offerings. The Company expensed these services as a component of general and administrative expenses in the accompanying consolidated statements of operations.

INSTADOSE PHARMA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

(UNAUDITED)

Note 9 - Subsequent Events

Debt Settlement – Third Party (Accounts Payable)

In May 2019, the Company owed $485,690 to a third-party vendor. In November 2021, the Company executed a settlement with this vendor. Under the terms of the agreement, the Company is required to pay $845,000 in cash and 400,000 shares of common stock having a fair value of $800,000 ($2/share), based upon recent third-party cash offerings.

The amounts due in cash are payable as follows: $425,000 by December 31, 2021, and $420,000 by March 31, 2022. In the event that the total amount is not paid in full by March 31, 2022, an additional $100,000 becomes due and the outstanding balance will be subject to interest at 2% per month (annualized 24%). As at April 29, 2022, the Company had not paid the cash component of the settlement of $845,000.

In the accompanying balance sheet at May 31, 2021, the Company has included the $845,000 as a component of accounts payable and accrued expenses, and the $800,000 as common stock payable.

Additionally, the Company had previously issued 661,014 shares to this vendor in fiscal year 2020 which were accounted for as a deposit totaling $1,322,028. The Company and the vendor have agreed to treat this payment as a non-refundable deposit; however, no future purchases will be made by the Company. As a result, the Company has treated the impairment of this deposit as part of the aggregate settlement expense totaling $2,481,338.

The following is a summary of the settlement expense for the year ended May 31, 2021:

Total cash due upon settlement	$845,000
Accounts payable - prior to settlement	(485,690)
Additional cash owed	359,310
Common stock payable (400,000 shares)	800,000
Impairment of deposit	1,322,028
Settlement expense	$2,481,338

Legal Matters

On December 30, 2021, Michael Deluca, a purported stockholder of the Company, filed a putative class action complaint in the U.S. District Court, Eastern District of Virginia, naming as defendants the Company and former CEO, Terry Wilshire. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and SEC Rule 10b-5 promulgated thereunder), as well as a control person claim under Section 20(a) of the Exchange Act against Wilshire. The complaint alleges that defendants made materially false and misleading misrepresentations and omissions in SEC filings upon which plaintiff’s purportedly relied in purchasing shares of the Company and that plaintiff’s suffered harm when the price of the stock declined, and the purported truth emerged. Plaintiff seeks various forms of relief, including alleged damages, attorneys’ fees and costs and other relief. The Company intends to vigorously defend against this lawsuit, and at this time, the Company cannot predict the outcome or impact of the litigation.

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

On July 9, 2021, the OSC announced that Grant F. Sanders had been charged quasi-criminally with one count of fraud. Mr. Sanders is charged in relation to his role as Chairman and Chief Executive Officer of Instadose Canada. The OSC alleges that investor funds were diverted to the benefit of Mr. Sanders, his family, and associates. The OSC further alleges that Instadose Canada materially misrepresented the nature of the company’s business. Mr. Sanders retained legal counsel in Canada for the purpose of vigorously defending himself against the Charge. Mr. Sanders’ first scheduled court appearance on this matter occurred on Monday, August 16, 2021. It was determined at the First Appearance that the matter be adjourned until 2022. For more information see the OSC’s press release at: https://www.newswire.ca/news-releases/ontario-securities-commission-osc-charges-grant-sanders-with-securities-act-offences-846017944.html

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 ”Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of February 28, 2022, and 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended November 30, 2021, and 2020, respectively.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost- recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended February 28, 2022, and 2021, respectively.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. At February 28, 2022, there were no pronouncements that had an effect on the Company’s financial statements.

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

Liquidity and Capital Resources

As of February 28, 2022, the Company had an accumulated deficit of $(172,724,015) and a working capital deficit of $(10,087,817). Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

As of May 31, 2021, the Company had an accumulated deficit of $(134,913,341) and a working capital deficit of $45,896,979.

Operating Activities

For the nine months ended February 28, 2022, the Company recorded a net loss of $(37,810,674). We had stock issued for services of $29,924,818, stock issued for services to related parties of $3,800,000, accrued salaries of $1,134,083, amortization of intangible assets of $1,374,768 and other expenses of $1,577,005. As a result, we recorded net cash used in operating activities of $1,504,372 for the nine months ended February 28, 2022.

For the nine months ended February 28, 2021, the Company recorded a net loss of $(20,580,874). We had stock issued for services of $9,692,559, stock issued for services to related parties of $8,000,000, accrued salaries of $1,058,833, amortization of intangible assets of $1,374,768 and other expenses of $(889,366). As a result, we recorded net cash used in operating activities of $(434,652) for the nine months ended February 28, 20220

Investing Activities

For the nine months ended February 28, 2022, we had advances from related parties of $803,189, advances to joint venture partners of $63,490 and purchases of equipment for $472,812. As a result, we recorded net cash used in investing activities of $1,339,491 for the nine months ended February 28, 2022.

For the nine months ended February 28, 2021, we had advances from related parties of $296,867. As a result, we recorded net cash used in investing activities of $296,867 for the nine months ended February 28, 2022.

Financing Activities

For the nine months ended February 28, 2022, we had advances on a loan payable from a related party of $51,831, repayments on a loan payable to a related party of $137,332 and we had debt from a related party converted to equity of $39,585,310.

For the nine months ended February 28, 2022, we received related party advances of $797,403.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the nine months ended May 31, 2021, and 2020, our auditors have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Nine Months Ended February28, 2022 Compared to the Nine Months Ended February 28, 2021

The Company did not earn any revenues for the nine months ended February 28, 2022, or 2021.

General and administrative expenses for the nine months ended February 28, 2022, totaled $36,395,938 compared to $19,266,106 for the nine months ended February 28, 2021, an increase of $17,129,832.

General and administrative expenses for the nine months ended February 28, 20221 consisted primarily of stock issued for services of $29,924,818, stock issued for services to related parties of $3,800,000, accrued salaries of $1,134,083, amortization of intangible assets of $1,374,768 and other expenses of $1,577,005. Stock issued for services increased $20,232,259 and stock issued for services to related parties decreased by $4,200,000 as compared to the nine-month period ended February 28, 2021.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

During the nine months ended February 28, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2022. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of February 28, 2022 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 30, 2021, Michael Deluca, a purported stockholder of the Company, filed a putative class action complaint in the U.S. District Court, Eastern District of Virginia, naming as defendants the Company and former CEO, Terry Wilshire. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (and SEC Rule 10b-5 promulgated thereunder), as well as a control person claim under Section 20(a) of the Exchange Act against Wilshire. The complaint alleges that defendants made materially false and misleading misrepresentations and omissions in SEC filings upon which plaintiff’s purportedly relied in purchasing shares of the Company and that plaintiff’s suffered harm when the price of the stock declined, and the purported truth emerged. Plaintiff seeks various forms of relief, including alleged damages, attorneys’ fees and costs and other relief. The Company intends to vigorously defend against this lawsuit, and at this time, the Company cannot predict the outcome or impact of the litigation.

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

On July 9, 2021, the OSC announced that Grant F. Sanders had been charged quasi-criminally with one count of fraud. Mr. Sanders is charged in relation to his role as Chairman and Chief Executive Officer of Instadose Canada. The OSC alleges that investor funds were diverted to the benefit of Mr. Sanders, his family, and associates. The OSC further alleges that Instadose Canada materially misrepresented the nature of the company’s business. Mr. Sanders retained legal counsel in Canada for the purpose of vigorously defending himself against the Charge. Mr. Sanders’ first scheduled court appearance on this matter occurred on Monday, August 16, 2021. It was determined at the First Appearance that the matter be adjourned until 2022. For more information see the OSC’s press release at: https://www.newswire.ca/news-releases/ontario-securities-commission-osc-charges-grant-sanders-with-securities-act-offences-846017944.html

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ITEM 1A. RISK FACTORS

The following is a summary of certain risk factors relating to the activities of the Company and its subsidiaries and the ownership of the Company’s securities. The risks and uncertainties described below are those the Company currently believe to be material, but they are not the only ones the Company faces.

Risks Generally Related to the Company

1. Market Risks for Securities

Volatility in the price of the Company’s shares could cause our shareholders to lose all or part of their investment because they may not be able to our shares at or above the price they paid. Factors that could cause fluctuations in the market price of our shares include the following:

•	price and volume fluctuations in the overall stock market from time to time:
•	volatility in the market prices and trading volumes of stocks of companies that are involved in the same industry as the Company;
•	changes in operating performance and stock market valuations of other companies that are involved in the same industry as the Company;
•	sales of our shares by our shareholders;
•	announcements by our competitors regarding new products or services;
•	the public’s reaction to our news releases, other public announcements, and filings with securities commissions;
•	rumors and market speculation involving the Company or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, or that of its competitors or the competitive landscape generally;
•	litigation involving the Company, its industry or both, or investigations by regulatory into our operations or those of its competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by the Company or its competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	any significant changes in our management; and
•	general economic conditions and slow or negative growth of the Company’s markets.

2. The Company is a development stage company, and we cannot assure profitability

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

5. There are factors which may prevent the Company from the realization of growth targets

The Company is currently expanding from its early development stage. The Company’s growth strategy contemplates continuing development of its Global Distribution Platform and the Industry Gateway. There is a risk that the development of these platforms will not be achieved on time, on budget, or at all, as they can be adversely affected by a variety of factors, including some that are discussed elsewhere in these “Risk Factors” and the following:

•	non‑performance by third party contractors;
•	increases in materials or labor costs;
•	falling below expected levels of output or efficiency;
•	labor disputes, disruptions or declines in productivity;
•	termination or non‑renewal of long‑term contracts; and
•	inability to attract enough qualified workers.

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

20. Conflicts of Interest Risk

Certain of the Company’s directors and officers are, and may continue to be, involved in other business ventures in cannabis or hemp products and the nutraceutical industry through their direct and indirect participation in corporations, partnerships, joint ventures, etc. that may become potential competitors to the Company. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors’ and officers’ conflict with or diverge from the Company’s interests. In accordance with the BCBCA, directors who have a material interest in any person who is a party to a material contract, or a proposed material contract are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and officers are required to act honestly and in good faith with a view to the Company’s best interests. However, in conflict‑of‑interest situations, directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to the Company. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to the Company.

21. Infectious Diseases and Global Virus Outbreaks

Emerging infectious diseases or the threat of outbreaks of viruses or other contagions or epidemic diseases, including the Covid‑19 outbreak, could have a material adverse effect on the Company by causing operational delays and disruptions (including as a result of government regulation and prevention measures), labor shortages and shutdowns, social unrest, breach of material contracts, government or regulatory actions or inactions, changes in tax laws, payment deferrals, increased insurance premiums, governmental disruptions, capital markets volatility, or other unknown but potentially significant responses or consequences. In addition, governments may impose strict emergency measures in response to the threat or existence of an infectious disease. The full extent and impact of the Covid‑19 pandemic is unknown and, to‑date, has included volatility in financial markets, a slowdown in economic activity and has also raised the prospect of a global recession.

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

Economic Risks

26. Global Economy Risk

The current Covid‑19 pandemic and, prior to that, the economic slowdown and downturn of global capital markets has generally made the raising of capital by equity or debt financing more difficult. If the Arrangement is not completed, the Company will be dependent upon the capital markets to raise additional financing in the future. Access to financing has been negatively impacted by the ongoing global economic downturn. As such, the Company is subject to liquidity risks in meeting development and future operating cost requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact the Company’s ability to raise equity or obtain loans and other credit facilities in the future and on terms favorable to it and management. If uncertain market conditions persist, the ability to raise capital could be jeopardized and thus have an adverse impact on operations and on the trading price of the Company’s shares on OTC Pink (assuming the completion of the Arrangement).

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURE

None

ITEM 5. OTHER INFORMATION

SEC Trading Suspension

On November 23, 2021, the Company was notified by the SEC that it had ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading in the securities of the above-listed Company is suspended for the period from 9:30 a.m. EDT on November 24, 2021, through 11:59 p.m. EDT on December 8, 2021.

The Order stated that it appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension in the trading of the securities of the Company (CIK No. 0001697587), a Nevada corporation whose principal place of business is listed as Chesapeake, Virginia, because of questions and concerns regarding the adequacy and accuracy of information about Company in the marketplace, including:

(1)	significant increases in the stock price and share volume unsupported by the company’s assets and financial information;
(2)	trading that may be associated with individuals related to a control person of Instadose Pharma; and
(3)	the operations of Instadose Pharma’s Canadian affiliate.

As of November 19, 2021, the common stock of Company was quoted and traded on OTC Pink whose parent company is OTC Markets Group Inc., under the symbol INSD, had seven market makers, and was eligible for the “piggyback” exception of Rule 15c2- 11(f)(3) of the Securities Exchange Act of 1934 (“Exchange Act”).

The Commission is of the opinion that the public interest and the protection of investors require a suspension of trading in the securities of the above-listed company.

As of the date of these financial statements, the Company has resumed trading on OTC markets, however, the symbol has been marked with a “CE” designation (Caveat Emptor).

Plan of Arrangement

On December 31, 2021, the Company closed on the Plan of Arrangement approved by the Supreme Court of British Columbia on October 19, 2021, by and between the Company and Instadose Pharma Corp., a British Columbia corporation (“Instadose Canada”). At Closing, the Company acquired all of the issued and outstanding common shares of Instadose Canada. Instadose Canada shareholders received 1.34 shares of the Company’s common stock in exchange for each share of Instadose Canada common stock for an aggregate of 456,930,654 shares of the Company’s common stock.

The transaction resulted in a change of control and a change in management.

South Africa Medicinal Cannabis Shipment

On January 5, 2022, Instadose announced its delivery of 2.125 metric tons of Medicinal Cannabis Flower (the “Product”) on December 25, 2021 from South Africa to North Macedonia which was sold and destined for Instadose’s licensed pharmaceutical clients (the “Clients”) in the European Union. Upon physical inspection and further due diligence as to the specifications required by the Clients, it was determined that the Product did not meet the standards to qualify as European Union medicinal cannabis product (“Compliant Cannabis”). Instadose is in the process of exploring all avenues to sell this Product, however, cannot ensure the eventual sale of the Product at this time.  Instadose is currently in the process of determining the securement of Compliant Cannabis for future Instadose Sales.

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, February 28, 2022, and May 31, 2021
Statements of Operations for the three and nine months ended February 28, 2022, and 2021
Statements of Stockholders’ Equity (Deficit) for the nine months ended February 28, 2022, and 2021
Statements of Cash Flows for the three and nine months ended February 28, 2022, and 2021
Notes to the Financial Statements

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

Instadose Pharma Corp.

Date: May 9, 2022	By:	/s/ Alex Wylie
Alex Wylie
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alex Wylie	CEO, CFO, Controller	May 9, 2022
Director,

/s/ Ann Barnes	Director	May 9, 2022

/s/ Peter Wirth	Director	May 9, 2022

